Form 10-Q
period 2013-11-30
CME Realty Inc.
filed 2014-04-16
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File No. 333-187855


                                CME REALTY, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                               46-2084743
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation Or organization)                              Identification No.)

          10300 W. Charleston Blvd., Suite 213, Las Vegas, Nevada 89135
                    (Address of Principal Executive Offices)

                                 (702) 683-3334
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer                        [ ] Accelerated filer

[ ] Non-accelerated filer                          [X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 2014: 14,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                             3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

    Item 4.  Control and Procedures                                          14

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               15

    Item 1A. Risk Factors                                                    15

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     15

    Item 3.  Defaults Upon Senior Securities                                 15

    Item 4.  Mine Safety Disclosures                                         15

    Item 5.  Other Information                                               15

    Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURE                                                                    16

ITEM 1. FINANCIAL STATEMENTS

                                CME REALTY, INC.
                              Financial Statements

                                                                            Page
                                                                            ----
Financial Statements:

Condensed Balance Sheets, November 30, 2013 (unaudited) and February
28, 2013 (audited)                                                            4

Condensed Statements of Operations (unaudited), for the three and nine month period ended November 30, 2013 and for the period August 10, 2012
(date of inception) to November 30, 2013                                      5

Condensed Statements of Changes in Stockholders' Equity (Deficit), for
the period  August 10, 2012 (date of inception) to November 30, 2013
(unaudited)                                                                   6

Condensed Statements of Cash Flows (unaudited), for the nine month period ended November 30, 2013 and for the period August 10, 2012
(date of inception) to November 30, 2013                                      7

Notes to Financial Statements (unaudited)                                     8

                                 CME REALTY INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                                                   November 30,      February 28,
                                                                      2013               2013
                                                                    --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                              $     43           $  5,000
                                                                    --------           --------

TOTAL CURRENT ASSETS                                                $     43           $  5,000
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  4,625           $  3,250
  Due to Related Party                                                 6,060                306
                                                                    --------           --------
TOTAL CURRENT LIABILITIES                                             10,685              3,556
                                                                    --------           --------
STOCKHOLDERS'  EQUITY (DEFICIT)
  Capital stock
   Authorized
    75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
    10,000,000 shares of common stock at November 30, 2013
    and 10,000,000 shares at February 28, 2013                        10,000             10,000
  Additional Paid in Capital                                              --                 --
  Deficit accumulated during the development stage                   (20,642)            (8,556)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                 (10,642)             1,444
                                                                    --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                $     43           $  5,000
                                                                    ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                             Cumulative results
                                                  Three months           Nine months           from inception
                                                     ended                  ended           (August 10, 2012) to
                                                  November 30,           November 30,           November 30,
                                                      2013                   2013                   2013
                                                  ------------           ------------           ------------
REVENUE
  Revenues                                        $         --           $         --           $         --
                                                  ------------           ------------           ------------

TOTAL REVENUES                                              --                     --                     --
                                                  ------------           ------------           ------------
EXPENSES
  General & Administrative                                  25                    311                    617
  Professional Fees                                      3,125                 11,775                 20,025
                                                  ------------           ------------           ------------
TOTAL EXPENSES                                           3,150                 12,086                 20,642
                                                  ------------           ------------           ------------

NET LOSS                                                (3,150)               (12,086)               (20,642)
                                                  ------------           ------------           ------------

Provision for Income Tax                                    --                     --                     --
                                                  ------------           ------------           ------------

NET LOSS, AFTER PROVISION FOR INCOME TAX          $     (3,150)          $    (12,086)          $    (20,642)
                                                  ============           ============           ============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.00)          $      (0.00)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                        10,000,000             10,000,000
                                                  ============           ============


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
              From inception (August 10, 2012) to November 30, 2013
                                    Unaudited

                                                                                       Deficit
                                               Common Stock                          accumulated
                                          -----------------------      Additional     during the
                                          Number of                     Paid-In      development
                                            shares         Amount       Capital         stage           Total
                                            ------         ------       -------         -----           -----
Inception (August 10, 2012)                       --      $     --     $     --       $      --      $      --

Founder's shares issued for
 cash at $0.001 per share
 on February 21, 2013                      5,000,000         5,000           --              --          5,000

Shares issued for Services
 at $0.001 per share
 February 25, 2013                         5,000,000         5,000           --              --          5,000

Net loss for the period from
 inception through February 28, 2013                                                     (8,556)        (8,556)
                                          ----------      --------     --------       ---------      ---------

BALANCE, FEBRUARY 28, 2013                10,000,000        10,000           --          (8,556)         1,444

Net Loss for the period ended
 November 30, 2013                                                                      (12,086)       (12,086)
                                          ----------      --------     --------       ---------      ---------

BALANCE, NOVEMBER 30, 2013                10,000,000      $ 10,000     $     --       $ (20,642)     $ (10,642)
                                          ==========      ========     ========       =========      =========


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                         Cumulative results
                                                                       Nine months         from inception
                                                                          ended         (August 10, 2012) to
                                                                       November 30,         November 30,
                                                                           2013                 2013
                                                                         --------             --------
OPERATING ACTIVITIES
  Net loss                                                               $(12,086)            $(20,642)
  Adjustment to reconcile net loss to net
   cash used in operating activities
     Increase (decrease) in Accounts Payable and Accrued Expenses           1,375                4,625
     Expenses paid on behalf of Company by Related Party                     (306)                  --
     Shares Issued for Services                                                --                5,000
                                                                         --------             --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (11,017)             (11,017)
                                                                         --------             --------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                           --                5,000
  Loans from Shareholders                                                   6,500                6,500
  Repayment of Loans to Shareholders                                         (440)                (440)
                                                                         --------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   6,060               11,060
                                                                         --------             --------

NET INCREASE (DECREASE) IN CASH                                            (4,957)                  43

CASH, BEGINNING OF PERIOD                                                   5,000                   --
                                                                         --------             --------

CASH, END OF PERIOD                                                      $     43             $     43
                                                                         ========             ========

Supplemental cash flow information and noncash financing activities:

Cash paid for:
  Common Stock Issued for Services                                       $     --             $  5,000
                                                                         ========             ========


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC
                          (A Development Stage Company)
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                November 30, 2013


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CME Realty, Inc. was formed in the state of Nevada on August 10, 2012 and its year-end is February 28. We are a development stage company with a principle business of real estate services for the residential market. We plan to hire a team of professionals that will individually specialize in each of our services. The services we initially plan to offer include listing and sales of residential properties, short sales and foreclosures. Our goal is to become a partner with our clients in the decision making process. We plan to provide all our professionals with the latest market knowledge utilizing demographic and mapping technology and micro and macro real estate statistics.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2013 audited financial statements. The results of operations for the period ended November 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended November 30, 2013, the Company had no operations. As of November 30, 2013 the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer/director has agreed to advance funds to the Company to meet its obligations at his discretion.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheet, statement of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At November 30, 2013 and February 28, 2013, the Company had $43 and $5,000 in cash, respectively.

ADVERTISING

Advertising costs are expensed as incurred. As of November 30, 2013 no advertising costs have been incurred.

PROPERTY

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

NET LOSS PER SHARE
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

RECENT ACCOUNTING PRONOUNCEMENTS
The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statement.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 - RELATED PARTY

As of November 30, 2013 and February 28, 2013, the President has loaned funds and paid expenses on behalf of the Company in the amount of $6,500 and $306, respectively. As of November 30, 2013 reimbursements totaling $746 had been made for net loans due of $6,060. The loans are payable on demand and carry no interest.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both November 30, 2013 and February 28, 2013, 10,000,000 common shares are issued and outstanding.

On February 21, 2013, the Company issued 5,000,000 Founder's shares at $0.001 per share (par value) for total cash of $5,000.

On February 25, 2013, the Company issued 5,000,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $5,000.

As of November 30, 2013, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 10, 2014 the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS.

This quarterly report on Form 10-Q of CME Realty, Inc. for the period ended November 30, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CME Realty, Inc. Financial information provided in this Form 10-Q, for periods subsequent to November 30, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

PLAN OF OPERATION

We plan to complete our milestones as of our offering closing date of January 10, 2014:

0-3 MONTHS

Management plans to complete due diligence and finalize the corporate planned structure. Securing a web domain and initiating a web presence are key factors in our start-up efforts. We have budgeted $1,000 in the Sales and Marketing line item in the "Use of Proceeds" section to secure a web domain and place an initial deposit with a web designer. We have not yet identified a web designer for the development and implementation of our site, but we expect to complete our due diligence and place a deposit with a web designer within this timeframe. The Company has budgeted $2,000 as a deposit for Sales and Marketing material including brochures and flyers that we plan to initiate during this timeframe. We have budgeted $1,800 in Brokerage, Licensing, Dues, Fees and Insurance line item in the "Use of Proceeds" section for licenses, dues, fees and insurance associated with our start-up efforts and in an effort to gain a presence in the marketplace. The balance of the proceeds budgeted for this timeframe amounts to $250 is allocated for office supplies and recruitment efforts. The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,000.. Our overall goal for this timeframe is to finalize our corporate planned structure. This includes finalizing the practices and procedures manual including industry competitive commission splits and incentives to attract talented and seasoned agents for each service sector.

4-6 MONTHS

The Company plans to finalize the web site development and implementation at an additional cost of $1,000. This amount is allocated for in the Sales and Marketing line item in the "Use of Proceeds" section. The Company also plans to finalize the marketing and promotional material and we have budgeted $3,000 in the Sales and Marketing line item for this cost. Based on planned operations and a successful hiring campaign; the Company anticipates acquiring office space towards at the end of this quarter and we have budgeted $1,000 for this expense in the Rent line item of the "Use of Proceeds". Equipment purchases/leases are expected to cost $1,800 and is budgeted for in the "Use of Proceeds" section. During this period we expect to incur $1,000 in accounting and audit fees to remain in compliance with governmental and regulatory agencies. In addition, we have budgeted $750 in the Legal and Professional line item for any legal issues we may incur. We have budgeted $250 in the Office and Supplies line item for office supplies and recruitment efforts. In addition, we plan to further our efforts to hire experienced agents with five or more commercial real estate experience in the Las Vegas market. Our overall goal for this timeframe is to hire agents, finalize our marketing campaign, acquire office space, and prepare for full operations to start the beginning of next quarter.

7-9 MONTHS

The Company plans to engage our marketing campaign to increase our exposure in the marketplace. We believe this campaign will support our agents' efforts to attract customers looking for homes and increase our share of listings. We have budgeted $2,500 in the Sales and Marketing line item in the "Use of Proceeds" section towards these efforts during this timeframe. Towards the end of this quarter, we plan to start generating revenue from our service. The company anticipates a delay in payment for services rendered and we have planned for this potential situation in advance. We have budgeted $1,500 in the Salaries/Contractors line item pay our employees/contractors. An amount of $500 is budgeted in the Sales and Marketing line item in the "Use of Proceeds" section for lunches and entertainment expenses related to nurturing additional relationships with banks and lending institutions. The Company has budgeted $250 in the Office and Supplies line item for office supplies and recruitment efforts. The Company has budgeted $3,000 toward rent for this timeframe. During this period we expect to incur $1,000 in accounting and audit fees to remain in compliance with governmental and regulatory agencies. Additional planned responsibilities include initiating the drafting of a two-year overall business plan utilizing a commissioned sales force.

10-12 MONTHS

By the fourth quarter of operations, we hope to have a base of clients to sustain operations. During this timeframe, we plan to analyze our past nine months of operations including our web sites lead/revenue generating effectiveness. This review of our operations to date will allow the Company to make the necessary adjustments and changes to further the growth of the Company. In addition, this review will provide valuable information for finalizing our two-year overall business plan with emphasis on expanding into other markets. The Company has budgeted $2,000 in the Sales and Marketing line item for continuing our marketing and promoting efforts. We have budgeted an additional $1,500 for Salaries/Contractors expenses. Rent is budgeted at $3,000 for the period and we have budged $250 in the Office and Supplies line item. During this period we expect to incur $3,200 in accounting and audit fees to remain in compliance with governmental and regulatory agencies. In addition, we have budgeted $750 in the Legal and Professional line item for any legal expense we may incur.

NOTE: The Company's planned milestones are based on quarters following the closing of the offering. We currently consider the foregoing project our priority and intend to use the proceeds from this offering for such projects. Any line item amounts not expended completely, as detailed in the Use of Proceeds, shall be held in reserve as working capital and subject to reallocation to other line item expenditures as required for ongoing operations.

RESULTS OF OPERATIONS

THE NINE MONTH PERIOD ENDED NOVEMBER 30, 2013 AND 2012

The Company did not have any operating income for quarter ended November 30, 2013. For the period from inception, August 10, 2012 to the quarter ended November 30, 2013, the registrant recognized a net loss of $20,642. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its expenses and costs thus far through an equity investment by one of its shareholders. CME Realty, Inc.'s received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on October 2, 2013 to offer on a best-efforts basis 4,000,000 shares of its common stock at a fixed price of $0.01 per share.

CME Realty, Inc. closed its offering on January 10, 2014 and raised $40,000 by placing 4,000,000 through its offering.

Management has been successful in raising $40,000 in funds from its offering and which is budgeted to sustain operations for a twelve-month period. If we begin to generate profits, we will increase our marketing and sales activity accordingly.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of April 3, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies an d how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of November 30, 2013, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

     101  Interactive Data files pursuant to Regulation S-T

(b) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CME REALTY, INC.

Date: April 16, 2014


/s/ Carlos Espinosa
-----------------------------------
Carlos Espinosa
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director