Form 10-Q
period 2013-08-31
CME Realty Inc.
filed 2014-05-09
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2014: 14,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                             3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk      14

    Item 4.  Control and Procedures                                          14

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               14

    Item 1A. Risk Factors                                                    14

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     14

    Item 3.  Defaults Upon Senior Securities                                 14

    Item 4.  Mine Safety Disclosures                                         14

    Item 5.  Other Information                                               15

    Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURE                                                                    15

ITEM 1. FINANCIAL STATEMENTS

                                CME REALTY, INC.
                              FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Condensed Balance Sheets, August 31, 2013 (unaudited) and
February 28, 2013 (audited)                                                   4

Condensed Statements of Operations (unaudited), for the three and six month period ended August 31, 2013 and for the period August
10, 2012 (date of inception) to August 31, 2013                               5

Condensed Statements of Changes in Stockholders' Equity (Deficit)
(unaudited), for the period August 10, 2012 (date of inception)
to August 31, 2013                                                            6

Condensed Statements of Cash Flows (unaudited), for the six
months period ended August 31, 2013 and for the period August 10,
2012 (date of inception) to August 31, 2013                                   7

Notes to Financial Statements (unaudited)                                     8

                                 CME REALTY INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS
                                    Unaudited

                                                                   August 31,       February 28,
                                                                     2013               2013
                                                                   --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                             $  1,068           $  5,000
                                                                   --------           --------

TOTAL CURRENT ASSETS                                               $  1,068           $  5,000
                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $  3,500           $  3,250
  Due to Related Party                                                5,060                306
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             8,560              3,556
                                                                   --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock
   Authorized
     75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
     10,000,000 shares of common stock at August 31, 2013
     and 10,000,000 shares at February 28, 2013                      10,000             10,000
  Additional Paid in Capital                                             --                 --
  Deficit accumulated during the development stage                  (17,492)            (8,556)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                 (7,492)             1,444
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)               $  1,068           $  5,000
                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                                         Cumulative results
                                              Three months            Six months           from inception
                                                 ended                  ended           (August 10, 2012) to
                                               August 31,             August 31,             August 31,
                                                  2013                   2013                   2013
                                              ------------           ------------           ------------
REVENUE
  Revenues                                    $         --           $         --           $         --
                                              ------------           ------------           ------------
TOTAL REVENUES                                          --                     --                     --
                                              ------------           ------------           ------------
EXPENSES
  General & Administrative                             184                    286                    592
  Professional Fees                                  2,040                  8,650                 16,900
                                              ------------           ------------           ------------
TOTAL EXPENSES                                       2,224                  8,936                 17,492
                                              ------------           ------------           ------------

NET LOSS                                            (2,224)                (8,936)               (17,492)
                                              ------------           ------------           ------------

Provision for Income Tax                                --                     --                     --
                                              ------------           ------------           ------------

NET LOSS, AFTER PROVISION FOR INCOME TAX      $     (2,224)          $     (8,936)          $    (17,492)
                                              ============           ============           ============
BASIC AND DILUTED LOSS PER COMMON SHARE
                                              $      (0.00)          $      (0.00)
                                              ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             10,000,000             10,000,000
                                              ============           ============

   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
               From inception (August 10, 2012) to August 31, 2013

                                                                                     Deficit
                                             Common Stock                          accumulated
                                        -----------------------      Additional     during the
                                        Number of                     Paid-In      development
                                          shares         Amount       Capital         stage           Total
                                          ------         ------       -------         -----           -----
Inception (August 10, 2012)                     --      $     --     $     --       $      --      $      --

Founder's shares issued for
 cash at $0.001 per share
 on February 21, 2013                    5,000,000         5,000           --              --          5,000

Shares issued for Services
 at $0.001 per share
 February 25, 2013                       5,000,000         5,000           --              --          5,000

Net loss for the period from
 inception through February 28, 2013                                                   (8,556)        (8,556)
                                        ----------      --------     --------       ---------      ---------

BALANCE, FEBRUARY 28, 2013              10,000,000        10,000           --          (8,556)         1,444

Net Loss for the period
 ended August 31, 2013                                                                 (8,936)        (8,936)
                                        ----------      --------     --------       ---------      ---------

BALANCE, AUGUST 31, 2013                10,000,000      $ 10,000     $     --       $ (17,492)     $  (7,492)
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

                                 CME REALTY INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                                               Cumulative results
                                                                            Six months           from inception
                                                                              ended           (August 10, 2012) to
                                                                            August 31,             August 31,
                                                                               2013                   2013
                                                                             --------               --------
OPERATING ACTIVITIES
  Net loss                                                                   $ (8,936)              $(17,492)
  Adjustment to reconcile net loss to net
   cash used in operating activities
     Increase (decrease) in Accounts Payable and Accrued Expenses                 250                  3,500
     Expenses paid on behalf of Company by Related Party                         (306)                    --
     Shares Issued for Services                                                    --                  5,000
                                                                             --------               --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (8,992)                (8,992)
                                                                             --------               --------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                               --                  5,000
  Loans from Shareholders                                                       5,500                  5,500
  Repayment of Loans to Shareholders                                             (440)                  (440)
                                                                             --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       5,060                 10,060
                                                                             --------               --------

NET INCREASE (DECREASE) IN CASH                                                (3,932)                 1,068

CASH, BEGINNING OF PERIOD                                                       5,000                     --
                                                                             --------               --------

CASH, END OF PERIOD                                                          $  1,068               $  1,068
                                                                             ========               ========

Supplemental cash flow information and noncash financing activities:

Cash paid for:
  Common Stock Issued for Services                                           $     --               $  5,000
                                                                             ========               ========


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC
                         (A Development Stage Company)
         NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                August 31, 2013


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2013 audited financial statements. The results of operations for the period ended August 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended August 31, 2013, the Company had no operations. As of August 31, 2013 the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At August 31, 2013 and February 28, 2013, the Company had $1,068 and $5,000 in cash, respectively.

ADVERTISING

Advertising costs are expensed as incurred. As of August 31, 2013 no advertising costs have been incurred.

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

NOTE 4 - RELATED PARTY

As of August 31, 2013 and February 28, 2013, the President has loaned funds and paid expenses on behalf of the Company in the amount of $5,500 and $306, respectively. As of August 31, 2013 reimbursements totaling $746 had been made for net loans due of $5,060. The loans are payable on demand and carry no interest.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both August 31, 2013 and February 28, 2013, 10,000,000 common shares are issued and outstanding.

On February 21, 2013, the Company issued 5,000,000 Founder's shares at $0.001 per share (par value) for total cash of $5,000.

On February 25, 2013, the Company issued 5,000,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $5,000.

As of August 31, 2013, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 7, 2014 the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q of CME Realty, Inc. for the period ended August 31, 2013 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CME Realty, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2013, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

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

RESULTS OF OPERATIONS

THE SIX MONTH PERIOD ENDED AUGUST 31, 2013 AND 2012

The Company did not have any operating income for quarter ended August 31, 2013. For the period from inception, August 10, 2012 to the quarter ended August 31, 2013, the registrant recognized a net loss of $17,492. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

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

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of August 31, 2013, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 7, 2014


/s/ Carlos Espinosa
-----------------------------------
Carlos Espinosa
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director