Form 10-K
period 2014-02-28
CME Realty Inc.
filed 2014-06-09
CIK 1572840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2014

                       Commission file number: 333-187855

                                CME Realty, Inc.
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                              46-2084743
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                       10300 W. Charleston Blvd. Suite 213
                             Las Vegas, Nevada 89135
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (702) 683-3334

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

For the year ended February 28, 2013, the issuer had no revenues.

As of June 4, 2014 the company was traded on the OTCBB under the symbol CMRL.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of June 6, 2014 was 14,000,000 shares.

                                CME Realty, Inc.
                             Form 10-K Annual Report
                                Table of Contents

PART I
Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 1B.  Unresolved Staff Comments                                           6
Item 2.   Properties                                                          6
Item 3.   Legal Proceedings                                                   7
Item 4.   Mine Safety Disclosures                                             7

PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   7
Item 6.   Selected Financial Data                                             7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         10
Item 8.   Financial Statements and Supplementary Data                        10
Item 9.   Change in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               10
Item 9A   Controls And Procedures                                            11
Item 9B.  Other Information                                                  12

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance            12
Item 11.  Executive Compensation                                             13
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    14
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       14
Item 14.  Principal Accounting Fees and Services                             14

PART IV
Item 15.  Exhibits and Financial Statement Schedules                         15
          Signatures                                                         16

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to CME Realty, Inc.

                                     PART 1

ITEM 1. BUSINESS.

CORPORATE BACKGROUND

CME Realty, Inc. was incorporated in the State of Nevada on August 10, 2012 under the same name. Since inception, CME Realty, Inc. has not generated revenues and has accumulated losses from inception (August 10, 2012) in the amount of $60,207 as of audit date February 28, 2014. CME Realty, Inc. has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

CME Realty, Inc. has yet to commence principle planned operations; CME Realty, Inc. has commenced only minimal operations and has not generated revenues. The Company will not be profitable until it derives sufficient revenues and cash flows from services.

CME Realty, Inc.'s administrative office is located at 10300 W. Charleston, Blvd., Suite 213, Las Vegas, Nevada 89135.

CME Realty, Inc.'s fiscal year end is February 28.

BUSINESS OVERVIEW

CME Realty, Inc. was formed in the state of Nevada on August 10, 2012. We are a development stage company with a plan of operation to provide real estate services for the Las Vegas residential market. We plan to hire a team of professionals that will individually specialize in each of our services. The services we initially plan to offer include listing and sales of residential properties, short sales and foreclosures. Our goal is to become a partner with our clients in their decision making process. We plan to provide all our professionals with the latest market knowledge utilizing demographic and mapping technologies and micro and macro real estate statistics.

By incorporating the latest technology and statistics we plan to attract buyers, sellers, banks and lending institutions in an effort to help them make well-informed decisions by providing them with up-front factual information and statistics. Providing the potential client with comprehensive information and documentation up-front will make the client feel that they are working with a competent company who is providing a service in their best interest. The comprehensive information and documentation we plan to provide we believe will make the decision making process easier and less stressful for the client. The decision making process includes providing detailed documentation so the decision to list their home for sale is achieved at a factually proven and realistic dollar amount. Therefore, this should make the decision making process less stressful for the client and leave them feeling confident and satisfied with their decision. This in turn should make them feel content and more informed on realistically how long the property may stay on the market. Overall, we plan to incorporate the latest technology and keep the client continuously updated and informed during the entire process.

Current management is comprised of Carlos Espinosa, CEO and President. Due to the development stage of the Company, Mr. Espinosa distributes part of his time toward the everyday operations and forward movement of the corporation. Mr. Espinosa's responsibilities include acting as the company's director of operations, as well as determining the overall planning and direction of our Company. Mr. Espinosa has over 11 years of experience in commercial real estate where he has cultivated relationships with banks and lending institutions which we believe will be a valuable asset to further the development of operations during the development stage of the Company.

ITEM 1A. RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

CARLOS ESPINOSA, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 15 HOURS PER WEEK TO COMPANY MATTERS.

Our business plan does not provide for the hiring of any additional employees on a full-time basis until revenue will support the expense. Until that time, the responsibility of developing and furthering the company's business, offering and selling of the shares through this prospectus, and fulfilling the reporting requirements of a public company all fall upon Carlos Espinosa. Once the public offering is closed, Mr. Espinosa plans to spend the necessary time to finalize business development, direct the sales and marketing campaign, and direct to primary operations of the business.

MR. ESPINOSA DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES.

While Mr. Espinosa has business experience including management, he does not have experience in a public company setting, including not having serves as a principal accounting officer or principal financial officer. The Company's needs could exceed the amount of time or level of experience he may have. This could result in his inability to properly manage company affairs, resulting in our remaining a start-up company with no revenues or profits. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of revenue resulting in little or no profits and eventual closure of the business.

MR. ESPINOSA DOES NOT HAVE EXTENSIVE RESIDENTIAL REAL ESTATE EXPERIENCE.

While Mr. Espinosa has eleven years' experience in the real estate industry; he has limited experience listing and selling of residential real estate as his primary area of concentration during this timeframe has been in commercial real estate.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, THE COMPANY HAS GENERATED NO REVENUES AND DOES NOT HAVE AN OPERATING HISTORY; AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLAN.

The Company was incorporated on August 10, 2012; we have not yet commenced our full-scale business operations and we have not yet realized any revenues. We have minimal operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incurred significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

OUR PRINCIPAL SHAREHOLDERS MAY CAUSE CME REALTY TO ISSUE ADDITIONAL SHARES AFTER THE OFFERING IN ORDER TO FUND THE BUSINESS AND THEREBY FURTHER DILUTE THE HOLDINGS OF ANY PURCHASERS SHARES IN THIS OFFERING.

Our principal shareholders may cause CME Realty to issue additional shares after the offering in order to fund the business and thereby further dilute the holdings of any purchasers in this offering.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS
AUDITOR'S GOING CONCERN

As shown in the financial statements accompanying this prospectus, CME Realty has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a "going concern" opinion from our Independent Auditors, based upon the Company's reliance upon the sale of our common stock as the sole source of funds for our future operations.

WE DO NOT YET HAVE ANY SUBSTANTIAL ASSETS AND ARE TOTALLY DEPENDENT UPON THE PROCEEDS OF THIS OFFERING TO FULLY FUND OUR BUSINESS. IF WE DO NOT SELL THE SHARES IN THIS OFFERING WE WILL HAVE TO SEEK ALTERNATIVE FINANCING TO COMPLETE OUR BUSINESS PLANS OR ABANDON THEM.

CME Realty has limited capital resources. To date, the Company has funded its operations from limited funding and has not generated sufficient cash from operations to be profitable. Unless CME Realty begins to generate sufficient revenues to finance operations as a going concern, CME Realty may experience liquidity and solvency problems. Such liquidity and solvency problems may force CME Realty to cease operations if additional financing is not available. No known alternative resources of funds are available to CME Realty in the event it does not have adequate proceeds from this offering. However, CME Realty believes that the net proceeds of the Offering will be sufficient to satisfy the launch and operating requirements for the next twelve months.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES, WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not generated any revenue to date from operations. In order for us to continue with our plans and operating our business, we must raise our initial capital through this offering. The timing of the completion of the milestones needed to commence operations and generate revenues is contingent on the success of this offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

OUR CONTINUED OPERATIONS DEPEND ON THE MARKET'S ACCEPTANCE OF OUR PLANNED SERVICES. IF THE REAL ESTATE MARKET DOES NOT FIND OUR SERVICES DESIRABLE AND WE CANNOT ATTRACT CUSTOMERS, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH COULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES.

The ability to offer real estate services that the market accepts and willing to utilize is critically important to our success. We cannot be certain that the services we offer will be accepted by the marketplace. As a result, there may not be any demand and our revenue stream could be limited and we may never realize any revenues. In addition, there are no assurances that the Company will generate revenues in the future even if we offer alternative services or alter our products and marketing efforts and pursue alternative or complementing revenue generating services.

THE LOSS OF THE SERVICES OF CARLOS ESPINOSA COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR INABILITY TO EVER SELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Our performance is substantially dependent upon the professional expertise of our President, Carlos Espinosa. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our products. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this offering.

THE REAL ESTATE MARKET IS HIGHLY COMPETITIVE. IF WE CAN NOT DEVELOP AND PROMOTE CONFIDENCE IN OUR COMPANY THAT THE MARKET AND INDIVIDUALS ARE WILLING TO ACCEPT., WE WILL NOT BE ABLE TO COMPETE SUCCESSFULLY AND OUR BUSINESS MAY BE ADVERSELY AFFECTED AND WE MAY NEVER BE ABLE TO GENERATE ANY REVENUES.

CME Realty, Inc. has many potential competitors in the real estate market. We acknowledge that our competition is competent, experienced, and they have greater financial, and marketing resources than we do at the present. Our ability to compete may be adversely affected by the ability of these competitors to devote greater resources to the development, promotion, and marketing of their services than are available to us.

Some of CME Realty's competitors may also offer a wider range of services and have greater name recognition. They have greater customer loyalty bases and these competitors may be able to respond more quickly to new or changing opportunities. In addition, our competitors may be able to undertake more extensive promotional activities, and adopt more aggressive advertising campaigns than CME Realty at the present.

CME REALTY MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

CME Realty has limited capital resources. Unless CME Realty begins to generate sufficient revenues to finance operations as a going concern, CME Realty may experience liquidity and solvency problems. Such liquidity and solvency problems may force CME Realty to cease operations if additional financing is not available. No known alternative resources of funds are available to CME Realty in the event it does not have adequate proceeds from this offering. However, CME Realty believes that the net proceeds of the Offering will be sufficient to satisfy the start-up and operating requirements for the next twelve months.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 10300 W. Charleston Blvd., Las Vegas, Nevada 89135 (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION. As of June 4, 2014 the company was traded on the OTCBB under the symbol CMRL.

(B) HOLDERS. As of June 6, 2014, there were 33 record holders of all of our issued and outstanding shares of Common Stock.

(C) DIVIDEND POLICY

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

CME Realty, Inc. closed its offering on January 10, 2014 and raised $40,000 by placing 4,000,000 through its offering. If we begin to generate profits, we will increase our marketing and sales activity accordingly. CME Realty's primary business is real estate services for the Las Vegas residential market. We plan to hire a team of professionals that will individually specialize in each of our services. The services we initially plan to offer include listing and sales of residential properties, short sales and foreclosures. The Company plans to generate revenues by charging industry standard commissions and transaction fees when we list a property. Additional services we plan to generate revenues from include commissions and transaction fees from short sales and foreclosures. CME shall receive commissions immediately upon the close of escrow from residential properties, short sales and foreclosures. Our goal is to become a partner with our clients in the decision making process. We plan to provide all our professionals with the latest market knowledge utilizing demographic and mapping technologies and micro and macro real estate statistics.

We plan to differentiate ourselves from a more traditional real estate agency by utilizing the strengths of our President and his eleven years of experience in the real estate industry. While Mr. Espinosa has a comprehensive background in commercial real estate and commercial real estate investments; he plans to model CME Realty utilizing the efforts which made him successful in the commercial market. CME Realty's emphasis will be on relationships with our clients. This includes establishing relationships, maturing the relationship and nurturing the relationship. Bank short sales and foreclosures is a sector of the real estate market we plan to aggressively pursue and Mr. Espinosa has extensive contacts within the banking industry.

By incorporating the latest technology and statistics we plan to attract buyers, sellers, banks and lending institutions in an effort to help them make well-informed decisions by providing them with up-front factual information and statistics. Providing the potential client with comprehensive information and documentation up-front will make the client feel that they are working with a competent company who is providing a service in their best interest. The comprehensive information and documentation we plan to provide we believe will make the decision making process easier and less stressful for the client. The decision making process includes providing detailed documentation so the decision to list their home for sale is achieved at a factually proven and realistic dollar amount. Therefore, this should make the decision making process less stressful for the client and leave them feeling confident and satisfied with their decision. This in turn should make them feel content and more informed on realistically how long the property may stay on the market. Overall, we plan to incorporate the latest technology and keep the client continuously updated and informed during the entire process.

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

(II) RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $60,207 from the date of inception (August 10, 2012) until the year end February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its expenses and costs thus far utilizing the proceeds raised in our offering which we closed on January 10, 2014 by placing 4,000,000 through our offering.

CME Realty, Inc.'s received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on October 2, 2013 to offer on a best-efforts basis 4,000,000 shares of its common stock at a fixed price of $0.01 per share.

As of February 28, 2014, the Company incurred a loss in the amount of $60,207. The loss is a result of organizational expenses and expenses associated with implementing our business plan. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of February 28, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments, in this case cash. The carrying amount of current assets approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization and do not require management to make an estimate as of February 28, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 21, 2013 we were notified that the partner, Peter Messineo, of DKM Certified Public Accountants, was terminating his merger agreement. On that date we filed form 8-K, with the Securities and Exchange Commission notifying we engaged the firm of Messineo & Co., CPAs, LLC as our independent registered accounting firm.

The report of DKM Certified Public Accountants as of and for the period ended February 28, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company's ability to continue as a going concern. There have been no disagreements with DKM on any matters.

Messineo & Co., CPAs, LLC have issued report, including re-audit of prior year information. Their report is contained in this filing.

DISAGREEMENTS.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2014, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

(C) LIMITATIONS ON SYSTEMS OF CONTROLS

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

(D) MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow these implementations.

(E) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of February 28, 2014:

     Name                    Age                      Title
     ----                    ---                      -----
Carlos Espinosa              38     President, Chief Executive Officer, Chief
                                    Financial Officer, Secretary, Treasurer, and
                                    Director

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

BUSINESS EXPERIENCE

CARLOS ESPINOSA - PRESIDENT, CHIEF EXECUTIVE OFFICER, CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER, AND DIRECTOR

From March of 2004 through Present, Mr. Espinosa has been the Manager of Plush Properties, LLC, Las Vegas, Nevada. Plush Properties primary business activity is commercial real estate investments and Mr. Espinosa responsibilities include management oversight of the commercial real estate investment activities. From October of 2002 to April of 2004, Mr. Espinosa was the Land Acquisition Manager at Delta Realty & Investments, Las Vegas, Nevada. Delta Realty is a land investment company and his responsibilities included researching parcels of commercial and residential land and preparing offer and acceptance agreements. Prior to 2002, Mr. Espinosa worked in Las Vegas, Nevada as a Real Estate Sales Associate in landscape development. Mr. Espinosa graduated from the Southern Nevada School of Real Estate in December of 2001. Mr. Espinosa is also bilingual in English and Spanish.

Mr. Espinosa has not held any previous directorships in the past five years.

Mr. Espinosa has not been involved in any legal proceedings in the past ten years.

COMPENSATION AND AUDIT COMMITTEES

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended February 28, 2014 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Carlos Espinosa is an officer and a director. Mr. Espinosa does not receive any regular compensation for his services rendered on our behalf. Mr. Espinosa did not receive any compensation during the year ended February 28, 2014.

No officer or director is required to make any specific amount or percentage of her business time available to us.

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our directors, nor do we pay director's expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 28, 2014 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

                                                    Amount of
Title of      Name, Title and Address of            Beneficial        Currently
 Class        Beneficial Owner of Shares (1)       Ownership (2)     Outstanding
 -----        ------------------------------       -------------     -----------
Common     Carlos Espinosa (1)                      10,000,000          71.4%
           President, Chief Executive Officer,
           Chief Financial Officer, Secretary,
           Treasurer, and Director

All officers and Directors as a Group               10,000,000          71.4%

----------
1. The address of our executive officer, director and beneficial owner c/o CME Realty, Inc. 10300 W. Charleston Blvd, Suite 213, Las Vegas, Nevada 89135.
2. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of February 28, 2014 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists of Carlos Espinosa. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Messineo & Co., CPAs, LLC ("M&Co") are our current independent registered public accounting firm. DKM Certified Public Accountants ("DKM") provided audit of our initial filing for the year ended February 28, 2013.

AUDIT FEES

Aggregate audit fees billed by M&Co for the year ended February 28, 2014, including quarterly reviews was $8,000. DKM fees totaled $2,500 for the February 28, 2013 audit.

AUDIT-RELATED FEES

Aggregate audit-related fees billed by M&Co and DKM totaled $0 and $0, for the years ending February 28, 2014 and 2013, respectively.

TAX FEES

Aggregate tax fees billed by M&Co and DKM totaled $0 and $0, for the years ending February 28, 2014 and 2013, respectively.

PRE-APPROVAL POLICY

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Report:

1. FINANCIAL STATEMENTS. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

     *    Report of Independent Registered Public Accounting Firm

     *    Balance Sheets at February 28, 2014 and February 28, 2013

     * Statements of Operations for the year ended February 28, 2014, February 28, 2013 and for the cumulative period from August 10, 2012 (Inception) to February 28, 2014

     * Statements of Changes in Shareholders' Deficiency for the period from August 10. 2012 (Date of Inception) to February 28, 2014

     * Statements of Cash Flows for the year ended February 28, 2014, February 28, 2013 and for the cumulative period from August 10, 2012 (Date of Inception) to February 28, 2014

     *    Notes to Financial Statements

2. FINANCIAL STATEMENT SCHEDULES.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS INCORPORATED BY REFERENCE OR FILED WITH THIS REPORT.

Exhibit No.                       Description
-----------                       -----------
   31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

   31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

   32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

   32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

   101         Interactive Data files pursuant to Regulation S-T.*

----------
*  Included herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CME Realty, Inc.


Date: June 6, 2014              By: /s/ Carlos Espinosa
                                    --------------------------------------------
                                    Carlos Espinosa, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2014              By:  /s/ Carlos Espinosa
                                    --------------------------------------------
                                    Carlos Espinosa, Chief Executive Officer,
                                    President and Director
                                    (Principal Executive Officer)


Date: June 6, 2014              By:  /s/ Carlos Espinosa
                                    --------------------------------------------
                                    Carlos Espinosa, Chief Financial Officer
                                    Principal Accounting Officer, Secretary,
                                    Treasurer and Director
                                    (Principal Financial and Accounting Officer)

--------------------------------------------------------------------------------
                                             MESSINEO & CO., CPAS LLC
                                2471 N MCMULLEN BOOTH ROAD, SUITE 302
                                            CLEARWATER, FL 33759-1362     [LOGO]
                                                    T: (518) 530-1122
                                                    F: (727) 674-0511
================================================================================

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CME Realty Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of CME Realty Inc. (the "Company") as of February 28, 2014 and 2013 and the related statement of operations, stockholders' deficit and cash flows for the year ending February 28, 2014 and the period from August 10, 2012 (date of inception) through February 28, 2013 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CME Realty Inc. as of February 28, 2014 and 2013 and the results of its operations and its cash flows for the year ending February 28, 2014 and the period from August 10, 2012 (date of inception) through February 28, 2013 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a losses, has not generated revenue, has not emerged from the development stage, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Messineo & Co., CPAs, LLC
----------------------------------------
Messineo & Co., CPAs, LLC
Clearwater, Florida
May 22, 2014

                                 CME REALTY INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 February 28,       February 28,
                                                                     2014               2013
                                                                   --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                             $  9,404           $  5,000
                                                                   --------           --------

TOTAL CURRENT ASSETS                                               $  9,404           $  5,000
                                                                   ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $ 13,551           $  3,250
  Due to related party                                                6,060                306
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                            19,611              3,556
                                                                   --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock
  Authorized
    75,000,000 shares of common stock, $0.001 par value,
  Issued and outstanding
    14,000,000 and 10,000,000 shares at February 28, 2014
    & February 28, 2013, respectively                                14,000             10,000
  Additional Paid in Capital                                         36,000                 --
  Deficit accumulated during the development stage                  (60,207)            (8,556)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                (10,207)             1,444
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)               $  9,404           $  5,000
                                                                   ========           ========


               The auditors' report and accompanying notes are an
                  integral part of these financial statements

                                 CME REALTY INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                 Cumulative results
                                                            Inception              from inception
                                     Year ended        (August 10, 2012) to     (August 10, 2012) to
                                    February 28,           February 28,             February 28,
                                        2014                   2013                     2014
                                    ------------           ------------             ------------
REVENUE
  Revenues                          $         --           $         --             $         --
                                    ------------           ------------             ------------
TOTAL REVENUES                                --                     --                       --
                                    ------------           ------------             ------------
EXPENSES
  General & Administration                 6,376                    306                    6,682
  Professional Fees                       45,275                  8,250                   53,525
                                    ------------           ------------             ------------
TOTAL EXPENSES                            51,651                  8,556                   60,207
                                    ------------           ------------             ------------

Provision for Income Taxes                    --                     --                       --
                                    ------------           ------------             ------------

NET LOSS                            $    (51,651)          $     (8,556)            $    (60,207)
                                    ============           ============             ============
BASIC AND DILUTED LOSS PER
 COMMON SHARE
                                    $      (0.00)          $      (0.03)
                                    ============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            10,504,110                295,567
                                    ============           ============


               The auditors' report and accompanying notes are an
                   integral part of these financial statements

                                 CME REALTY INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     Deficit
                                              Common Stock                         Accumulated
                                        -----------------------      Additional     During the
                                         Number of                    Paid-in      Development
                                          Shares         Amount       Capital         Stage           Total
                                          ------         ------       -------         -----           -----
Balance at inception on
 August 10, 2012                                --      $     --     $     --       $      --      $      --

Founder's shares issued for
 cash at $0.001 per share
 on February 21, 2013                    5,000,000         5,000           --              --          5,000

Shares issued for Services
 at $0.001 per share
 February 25, 2013                       5,000,000         5,000           --              --          5,000

Net loss for the period from
 inception through February 28, 2013            --            --           --          (8,556)        (8,556)
                                        ----------      --------     --------       ---------      ---------
BALANCE, FEBRUARY 28, 2013              10,000,000        10,000           --          (8,556)         1,444
                                        ----------      --------     --------       ---------      ---------
Net loss for the year ended
 February 28, 2014                              --            --           --         (51,651)       (51,651)
                                        ----------      --------     --------       ---------      ---------

BALANCE, FEBRUARY 28, 2014              14,000,000      $ 14,000     $ 36,000       $ (60,207)     $ (10,207)
                                        ==========      ========     ========       =========      =========


               The auditors' report and accompanying notes are an
                  integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                               Inception              Inception
                                                          Year ended      (August 10, 2012) to   (August 10, 2012) to
                                                         February 28,         February 28,           February 28,
                                                             2014                 2013                   2014
                                                           --------             --------               --------
OPERATING ACTIVITIES
  Net loss                                                 $(51,651)            $ (8,556)              $(60,207)
  Adjustment to reconcile net loss to net
   cash used in operating activities:
     Shares issued for services                                  --                5,000                  5,000
     Increase (decrease) in A/P and accrued expenses         10,301                3,250                 13,551
     Expenses paid on company's behalf by shareholder          (306)                 306                     --
                                                           --------             --------               --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (41,656)                  --                (41,656)
                                                           --------             --------               --------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                         40,000                5,000                 45,000
  Shareholder loan                                            6,060                   --                  6,060
                                                           --------             --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    46,060                5,000                 51,060
                                                           --------             --------               --------

NET INCREASE (DECREASE) IN CASH                               4,404                5,000                  9,404

CASH, BEGINNING OF PERIOD                                     5,000                   --                     --
                                                           --------             --------               --------

CASH, END OF PERIOD                                        $  9,404             $  5,000               $  9,404
                                                           ========             ========               ========

Supplemental cash flow information and
noncash financing activities:

Cash paid for:
  Interest                                                 $     --             $     --               $     --
                                                           ========             ========               ========
  Taxes                                                    $     --             $     --               $     --
                                                           ========             ========               ========


               The auditors' report and accompanying notes are an
                  integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
                    NOTES TO THE AUDITED FINANCIAL STATEMENTS
                           February 28, 2014 and 2013


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. From inception through February 28, 2014, the Company had no revenue producing operations and has not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At February 28, 2014 and 2013, the Company had $9,404 and $5,000, respectively, in cash.

ADVERTISING

Advertising costs are expensed as incurred. As of February 28, 2014 and 2013, no advertising costs have been incurred.

PROPERTY

The Company does not own or rent any property. The office space is provided by the CEO at no charge.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments, including cash, accounts payable, accrued expenses and amounts payable to related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, FAIR VALUE MEASUREMENTS AND DISCLOSURES, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 4 - RELATED PARTY

In support of the Company's efforts and cash requirements, it has relied on advances from the controlling shareholder, an officer and director, until such time that the Company can support its operations through generating revenue or attains adequate financing through sales of its equity or traditional debt financing. The controlling shareholder has pledged his support to fund continuing operations, however, there is no formal written commitment. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and therefore are considered payable on demand and non-interest bearing. At February 28, 2014 and 2013, the President has paid expenses on behalf of the Company in the amount of $6,060 and $306, respectively.

During the year ending February 28, 2914 the Company paid consulting fees to the Chief Operating Officer, in the amount of $20,000.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its key employees, including the controlling shareholder who is an officer of the Company.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At February 28, 2014 and 2013, 14,000,000 and 10,000,000 common shares are issued and outstanding, respectively.

On February 21, 2013, the Company issued 5,000,000 Founder's shares at $0.001 per share (par value) for total cash of $5,000.

On February 25, 2013, the Company issued 5,000,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $5,000.

On January 14, 2014, the Company issued 4,000,000 shares for cash to multiple investors. These shares were issued at $0.01 per share for total cash of $40,000.

As of February 28, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of 2013 is as follows:

                                             February 28,          February 28,
                                                2014                  2013
                                              --------              --------
Net operating loss carry forward              $ 60,207              $  8,556
Effective Tax rate                                  34%                   34%
                                              --------              --------
Deferred Tax Assets                             20,470                 2,909
Less: Valuation Allowance                      (20,470)               (2,909)
                                              --------              --------
Net deferred tax asset                        $      0              $      0
                                              ========              ========

The net federal operating loss carry forward will expire in 2034. This carry forward may be limited upon the consummation of a business combination under IRC
Section 381.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.