Form 10-Q
period 2014-05-31
CME Realty Inc.
filed 2014-07-15
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                             3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

    Item 4.  Control and Procedures                                          12

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               13

    Item 1A. Risk Factors                                                    13

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     13

    Item 3.  Defaults Upon Senior Securities                                 13

    Item 4.  Mine Safety Disclosures                                         13

    Item 5.  Other Information                                               13

    Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURE                                                                    14

ITEM 1. FINANCIAL STATEMENTS

                                CME REALTY, INC.
                              Financial Statements

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Condensed Balance Sheets, May 31, 2014 (unaudited) and
February 28, 2014 (audited)                                                   4

Condensed Statements of Operations (unaudited), for the three month period ended May 31, 2014, the three month period ended May 31, 201,
and for the period August 10, 2012 (date of inception) to May 31, 2014        5

Condensed Statements of Changes in Stockholders' Equity (Deficit),
for the period August 10, 2012 (date of inception) to May 31, 2014
(unaudited)                                                                   6

Condensed Statements of Cash Flows (unaudited), for the three months period ended May 31, 2014, the three month period ended May 31, 201,
and for the period August 10, 2012 (date of inception) to May 31, 2014        7

Notes to Financial Statements (unaudited)                                     8

                                 CME REALTY INC.
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                              May 31, 2014        February 28, 2014
                                                              ------------        -----------------
                                                               (unaudited)            (audited)
ASSETS

CURRENT ASSETS
  Cash                                                          $  5,343              $  9,404
                                                                --------              --------

TOTAL CURRENT ASSETS                                            $  5,343              $  9,404
                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                      $ 13,988              $ 13,551
  Due to related party                                             6,060                 6,060
                                                                --------              --------

TOTAL CURRENT LIABILITIES                                         20,048                19,611
                                                                --------              --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock
    Authorized
     75,000,000 shares of common stock, $0.001 par value,
    Issued and outstanding
     14,000,000 and 14,000,000 shares at May 31, 2014 &
     February 28, 2014, respectively                              14,000                14,000
  Additional Paid in Capital                                      36,000                36,000
  Deficit accumulated during the development stage               (64,705)              (60,207)
                                                                --------              --------

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                             (14,705)              (10,207)
                                                                --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)            $  5,343              $  9,404
                                                                ========              ========


               The auditors' report and accompanying notes are an
                  integral part of these financial statements

                                 CME REALTY INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 3 Months Ended         3 Months Ended
                                                  May 31, 2014           May 31, 2013
                                                  ------------           ------------
REVENUE
  Revenues                                        $         --           $         --
                                                  ------------           ------------
TOTAL REVENUES                                              --                     --
                                                  ------------           ------------
EXPENSES
  General & Administration                               1,098                    102
  Professional Fees                                      3,400                  6,610
                                                  ------------           ------------
TOTAL EXPENSES                                           4,498                  6,712
                                                  ------------           ------------


Provision for Income Taxes                                  --                     --
                                                  ------------           ------------

NET LOSS                                          $     (4,498)          $     (6,712)
                                                  ============           ============

BASIC AND DILUTED LOSS PER COMMON SHARE           $      (0.00)          $      (0.00)
                                                  ============           ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                        14,000,000             10,000,000
                                                  ============           ============


               The auditors' report and accompanying notes are an
                  integral part of these financial statements

                                 CME REALTY INC.
                          (A Development Stage Company)
             CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                From inception (August 10, 2012) to May 31, 2014

                                                                                     Deficit
                                             Common Stock                          accumulated
                                        -----------------------      Additional     during the
                                        Number of                     Paid-In      development
                                          shares         Amount       Capital         stage           Total
                                          ------         ------       -------         -----           -----
BALANCE, FEBRUARY 28, 2013              10,000,000      $10,000       $    --       $ (8,556)       $  1,444

Common Stock issued for cash at $0.01
 per share on Jan 14, 2014               4,000,000        4,000        36,000             --          40,000

Net loss for the year ended
 February 28, 2014                              --           --            --        (51,651)        (51,651)
                                        ----------      -------       -------       --------        --------

BALANCE, FEBRUARY 28, 2014              14,000,000       14,000        36,000        (60,207)        (10,207)

Net loss for the period ended
 May 31, 2014 (unaudited)                       --           --            --         (4,498)         (4,498)
                                        ----------      -------       -------       --------        --------

BALANCE, MAY 31, 2014                   14,000,000      $14,000       $36,000       $(64,705)       $(14,705)
                                        ==========      =======       =======       ========        ========


               The auditors' report and accompanying notes are an
                  integral part of these financial statements.

                                 CME REALTY INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                            -------------------------------
                                                            May 31, 2014       May 31, 2013
                                                            ------------       ------------
OPERATING ACTIVITIES
  Net loss                                                    $ (4,498)          $ (6,712)
  Adjustment to reconcile net loss to net
   cash used in operating activities:
     Increase (decrease) in A/P and accrued expenses               437             (1,095)
                                                              --------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            ((4,061)           ((7,807)
                                                              --------           --------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                --                 --
  Shareholder loan                                                  --              5,060
                                                              --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           --              5,060
                                                              --------           --------

NET INCREASE (DECREASE) IN CASH                                 (4,061)            (2,747)

CASH, BEGINNING OF PERIOD                                        9,404              5,000
                                                              --------           --------

CASH, END OF PERIOD                                           $  5,343           $  2,253
                                                              ========           ========

Supplemental cash flow information:

Cash paid for:
  Interest Expense                                            $     --           $     --
                                                              ========           ========
  Income Taxes                                                $     --           $     --
                                                              ========           ========

               The auditors' report and accompanying notes are an
                  integral part of these financial statements.

                                 CME REALTY INC
                          (A Development Stage Company)
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                  May 31, 2014


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended May 31, 2014, the Company had no operations. As of May 31, 2014 the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer/director has agreed to advance funds to the Company to meet its obligations at his discretion.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2014 audited financial statements. The results of operations for the period ended May 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full year.

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

ADVERTISING

Advertising costs are expensed as incurred. As of May 31, 2014 no advertising costs have been incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic
915. The Company has adopted this standard.

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statement.

NOTE 4 - RELATED PARTY

As of May 31, 2014 and February 28, 2014, the President has loaned funds and paid expenses on behalf of the Company in the amounts of $6,060 and $6,060, respectively. The loans are payable on demand and carry no interest.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both May 31, 2014 and February 28, 2014, 14,000,000 common shares are issued and outstanding.

On February 21, 2013, the Company issued 5,000,000 Founder's shares at $0.001 per share (par value) for total cash of $5,000.

On February 25, 2013, the Company issued 5,000,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $5,000.

On January 14, 2014, the Company issued 4,000,000 shares for cash to multiple investors, in accordance with their S-1 registration filing (closed). These shares were issued at $0.01 per share for total cash proceeds of $40,000.

As of May 31, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing with the Securities and Exchange Commission, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS.

This quarterly report on Form 10-Q of CME Realty, Inc. for the period ended May 31, 2014 contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CME Realty, Inc. Financial information provided in this Form 10-Q, for periods subsequent to May 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

RESULTS OF OPERATIONS

THE THREE MONTH PERIOD ENDED MAY 31, 2014 AND 2013

The Company did not have any operating income for quarter ended May 31, 2014 and 2013. Operating expenses were comprised of costs mainly associated with legal, accounting and office. Currently our operating expenses are kept at minimal levels and primarily relate to expenses associated with our public filing requirements. We anticipate that these expenses would remain consistent until such time as we commence implementation of our business plan of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its expenses and costs thus far through an equity investment and funding by one of its shareholders. CME Realty, Inc.'s received a Notice of Effectiveness on its filing Form S-1 from the Securities and Exchange Commission on October 2, 2013 to offer on a best-efforts basis 4,000,000 shares of its common stock at a fixed price of $0.01 per share. CME Realty, Inc. closed its offering on January 10, 2014 and raised $40,000 by placing 4,000,000 through its offering.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no known demands or commitments and are not aware of any events or uncertainties as of July 14, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of May 31, 2014, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    31.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

    101  Interactive Data files pursuant to Regulation S-T

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CME REALTY, INC.

Date: July 14, 2014


/s/ Carlos Espinosa
-----------------------------------
Carlos Espinosa
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director