Form 10-Q/A
period 2014-05-31
CME Realty Inc.
filed 2014-07-16
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

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

RESULTS OF OPERATIONS

THE THREE MONTH PERIOD ENDED MAY 31, 2014 AND 2013

The Company did not have any operating income for quarter ended May 31, 2014 and 2013. For the period from inception, August 10, 2012 to the quarter ended May 31, 2014, the registrant recognized a net loss of $59,705. Operating expenses were comprised of costs mainly associated with legal, accounting and office. Currently our operating expenses are kept at minimal levels and primarily relate to expenses associated with our public filing requirements. We anticipate that these expenses would remain consistent until such time as we commence implementation of our business plan of operations.

PLAN OF OPERATION

We plan to complete our milestones as of our offering closing date of January 10, 2014:

0-3 MONTHS

Management plans to complete due diligence and finalize the corporate planned structure. Securing a web domain and initiating a web presence are key factors in our start-up efforts. We have budgeted $1,000 in the Sales and Marketing line item in the "Use of Proceeds" section to secure a web domain and place an initial deposit with a web designer. We have not yet identified a web designer for the development and implementation of our site, but we expect to complete our due diligence and place a deposit with a web designer within this timeframe. The Company has budgeted $2,000 as a deposit for Sales and Marketing material including brochures and flyers that we plan to initiate during this timeframe. We have budgeted $1,800 in Brokerage, Licensing, Dues, Fees and Insurance line item in the "Use of Proceeds" section for licenses, dues, fees and insurance associated with our start-up efforts and in an effort to gain a presence in the marketplace. The balance of the proceeds budgeted for this timeframe amounts to $250 is allocated for office supplies and recruitment efforts. The cost for the Company to keep in compliance is budgeted in the Accounting line item for $1,000. Our overall goal for this timeframe is to finalize our corporate planned structure. This includes finalizing the practices and procedures manual including industry competitive commission splits and incentives to attract talented and seasoned agents for each service sector.

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

Date: July 16, 2014


/s/ Carlos Espinosa
-----------------------------------
Carlos Espinosa
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director