Form 10-Q
period 2014-08-31
CME Realty Inc.
filed 2014-09-29
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 001-36549


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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 29, 2014: 14,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                             3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk      11

    Item 4.  Control and Procedures                                          11

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               12

    Item 1A. Risk Factors                                                    12

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     12

    Item 3.  Defaults Upon Senior Securities                                 12

    Item 4.  Mine Safety Disclosures                                         12

    Item 5.  Other Information                                               12

    Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURE                                                                    13

ITEM 1. FINANCIAL STATEMENTS

                                CME REALTY, INC.
                              Financial Statements

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS:

Condensed Balance Sheets, August 31, 2014 (unaudited) and
February 28, 2014 (audited)                                                  4

Condensed Statement of Operations (unaudited) for the three
and six month periods ended August 31, 2014 and 2013                         5

Condensed Statement of Cash Flows (unaudited) for the six
month periods ended August 31, 2014 and 2013                                 6

Condensed Notes to Financial Statements (unaudited)                          7

                                 CME REALTY INC.
                            CONDENSED BALANCE SHEETS

                                                                    August 31,       February 28,
                                                                      2014               2014
                                                                    --------           --------
                                                                   (unaudited)         (audited)
ASSETS

CURRENT ASSETS
  Cash                                                              $  2,248           $  9,404
                                                                    --------           --------

TOTAL CURRENT ASSETS                                                $  2,248              9,404
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  9,588           $ 13,551
  Due to related party                                                12,760              6,060
                                                                    --------           --------

TOTAL CURRENT LIABILITIES                                             22,348             19,611
                                                                    --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Capital stock
    Authorized
      75,000,000 shares of common stock, $0.001 par value,
    Issued and outstanding
      14,000,000 and 14,000,000 shares at August 31, 2014
       & February 28, 2014, respectively                              14,000             14,000
  Additional Paid in Capital                                          36,000             36,000
  Deficit accumulated during the development stage                   (70,100)           (60,207)
                                                                    --------           --------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                $(20,100)           (10,207)
                                                                    --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY/(DEFICIT)                                                   $  2,248           $  9,404
                                                                    ========           ========


    The accompanying notes are an integral part of these financial statements

                                 CME REALTY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months      Three Months       Six Months        Six Months
                                                Ended             Ended             Ended             Ended
                                              August 31,        August 31,        August 31,        August 31,
                                                 2014              2013              2014              2013
                                             ------------      ------------      ------------      ------------
REVENUE
  Revenues                                   $         --      $         --      $         --      $         --
                                             ------------      ------------      ------------      ------------
Total Revenues                                         --                --                --                --
                                             ------------      ------------      ------------      ------------
EXPENSES
  General & Administration                            425               184             1,523               286
  Professional Fees                                 4,970             2,040             8,370              8650
                                             ------------      ------------      ------------      ------------
Total Expenses                                      5,395             2,224             9,893             8,936
                                             ------------      ------------      ------------      ------------

Provision for Income Taxes                             --                --                --                --
                                             ------------      ------------      ------------      ------------

NET LOSS                                     $     (5,395)     $     (2,224)     $     (9,893)     $     (8,936)
                                             ============      ============      ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE      $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                             ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                   14,000,000        10,000,000        14,000,000        10,000,000
                                             ============      ============      ============      ============


    The accompanying notes are an integral part of these financial statements

                                 CME REALTY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                  -----------------------------
                                                                  August 31,         August 31,
                                                                    2014               2013
                                                                  --------           --------
OPERATING ACTIVITIES
  Net loss                                                        $ (9,893)          $ (8,936)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
     Increase (decrease) in A/P and accrued expenses                (3,963)               250
     Expenses paid on behalf of Company by related party                --               (306)
                                                                  --------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (13,856)            (8,992)
                                                                  --------           --------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    --                 --
  Shareholder loan                                                   6,700              5,060
                                                                  --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            6,700              5,060
                                                                  --------           --------

NET INCREASE (DECREASE) IN CASH                                     (7,156)            (3,932)

CASH, BEGINNING OF PERIOD                                            9,404              5,000
                                                                  --------           --------

CASH, END OF PERIOD                                               $  2,248           $  1,068
                                                                  ========           ========
Supplemental cash flow information:

Cash paid for:
  Interest Expense                                                $     --           $     --
                                                                  ========           ========
  Income Taxes                                                    $     --           $     --
                                                                  ========           ========


    The accompanying notes are an integral part of these financial statements

                                 CME REALTY INC.
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                 August 31, 2014


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended August 31, 2014, the Company had no operations. As of August 31, 2014 the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer/director has agreed to advance funds to the Company to meet its obligations at his discretion.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2014 audited financial statements. The results of operations for the period ended August 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full year.

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

ADVERTISING

Advertising costs are expensed as incurred. As of August 31, 2014 no advertising costs have been incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation -- Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation -- Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements--Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company's financial statement.

NOTE 4 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both August 31, 2014 and February 28, 2014, 14,000,000 common shares are issued and outstanding.

On February 21, 2013, the Company issued 5,000,000 Founder's shares at $0.001 per share (par value) for total cash of $5,000.

On February 25, 2013, the Company issued 5,000,000 shares for services provided since inception. These shares were issued at par value ($0.001 per share) for services valued at $5,000.

On January 14, 2014, the Company issued 4,000,000 shares for cash at $0.01 per share for a total of $40,000.

At August 31, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has received net loans from a related party of $12,760 and $6,060 as of August 31, 2014 and February 28, 2014, respectively. These loans are due on demand and carry no interest.

NOTE 6- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of filing with the Securities and Exchange Commission. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS.

This quarterly report on Form 10-Q of CME Realty, Inc. for the period ended August 31, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CME Realty, Inc. Financial information provided in this Form 10-Q, for periods subsequent to August 31, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

RESULTS OF OPERATIONS

THE THREE MONTH PERIOD ENDED AUGUST 31, 2014 AND 2013

The Company did not have any operating income for quarter ended August 31, 2014 and 2013. Operating expenses were comprised of costs mainly associated with legal, accounting and office. Currently our operating expenses are kept at minimal levels and primarily relate to expenses associated with our public filing requirements. We anticipate that these expenses would remain consistent until such time as we commence implementation of our business plan of operations.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no known demands or commitments and are not aware of any events or uncertainties as of September 24, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of August 31, 2014, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 29, 2014


/s/ Carlos Espinosa
-----------------------------------
Carlos Espinosa
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director