Form 10-Q
period 2014-11-30
CME Realty Inc.
filed 2015-01-09
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 6, 2015: 14,000,000 shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

                                CME REALTY, INC.
                              Financial Statements

                                                                            Page
                                                                            ----
Financial Statements:

Condensed Balance Sheets, November 30, 2014 (unaudited) and
February 28, 2014 (audited)                                                   4

Condensed Statements of Operations (unaudited), for the three month period ended November 30, 2014 and 2013, the nine month period ended
November 30, 2014 and 2013                                                    5

Condensed Statements of Cash Flows (unaudited), for the three months period ended November 30, 2014, the nine month period ended
November 30, 2014                                                             6

Notes to Financial Statements (unaudited)                                     7

                                 CME REALTY INC.
                            CONDENSED BALANCE SHEETS

                                                                                November 30,       February 28,
                                                                                   2014               2014
                                                                                 --------           --------
                                                                                                    (Audited)
ASSETS

CURRENT ASSETS
  Cash                                                                           $    364           $  9,404
      Total Current Assets                                                            364              9,404
                                                                                 --------           --------

TOTAL ASSETS                                                                     $    364           $  9,404
                                                                                 ========           ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  A/P & Accrued Expenses                                                         $  9,728           $ 13,551
  Due to Related Party                                                             16,010              6,060
                                                                                 --------           --------
      Total Current Liabilities                                                    25,738             19,611
                                                                                 --------           --------

TOTAL LIABILITIES                                                                  25,738             19,611
                                                                                 --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 Par Value
    Authorized Common Stock
      75,000,000 shares at $0.001
    Issued and Outstanding
      14,000,000 Common Shares at November 30, 2014 & February 28, 2014            14,000             14,000
  Additional Paid In Capital                                                       36,000             36,000
  Deficit Accumulated During the Development Stage                                (75,374)           (60,207)
                                                                                 --------           --------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (25,374)           (10,207)
                                                                                 --------           --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                               $    364           $  9,404
                                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

                                 CME REALTY INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                  3-months              3-months              9-months              9-months
                                   ended                 ended                 ended                 ended
                                 November 30,          November 30,          November 30,          November 30,
                                    2014                  2013                  2014                  2013
                                 -----------           -----------           -----------           -----------
REVENUE
  Revenues                       $        --           $        --           $        --           $        --
                                 -----------           -----------           -----------           -----------
      Total Revenues                      --                    --                    --                    --
                                 -----------           -----------           -----------           -----------
EXPENSES
  General & Admin                      1,034                    25                 2,557                   311
  Professional Fees                    4,240                 3,125                12,610                11,775
                                 -----------           -----------           -----------           -----------
      Total Expenses                   5,274                 3,150                15,167                12,086
                                 -----------           -----------           -----------           -----------

Provision for Income Taxes                --                    --                    --                    --
                                 -----------           -----------           -----------           -----------

NET LOSS                         $    (5,274)          $    (3,150)          $   (15,167)          $   (12,086)
                                 ===========           ===========           ===========           ===========

BASIC AND DILUTED LOSS PER
 COMMON SHARE                    $     (0.00)          $     (0.00)          $     (0.00)          $     (0.00)
                                 ===========           ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        14,000,000            10,000,000            14,000,000            10,000,000
                                 ===========           ===========           ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  9-months           9-months
                                                                   ended              ended
                                                                 November 30,       November 30,
                                                                    2014               2013
                                                                  --------           --------
OPERATING ACTIVITIES
  Net Income                                                      $(15,167)          $(12,086)
  Adjustments to reconcile Net Income to net
   cash provided by operations:
     Increase (decrease) in AP & Accrued Expenses                   (3,823)             1,375
     Expenses paid on behalf of Company by Related Party                --               (306)
                                                                  --------           --------
          Net cash provided by Operating Activities                (18,990)           (11,017)
                                                                  --------           --------
FINANCING ACTIVITIES
  Loans from Shareholders                                            9,950              6,060
                                                                  --------           --------
          Net cash provided by Financing Activities                  9,950              6,060
                                                                  --------           --------

Net increase/decrease in Cash for period                            (9,040)            (4,957)

Cash at beginning of period                                          9,404              5,000
                                                                  --------           --------

Cash at end of period                                             $    364           $     43
                                                                  ========           ========


   The accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
          NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                November 30, 2014


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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended November 30, 2014, the Company had no operations. As of November 30, 2014 the Company had not emerged from the development stage. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer/director has agreed to advance funds to the Company to meet its obligations at his discretion.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2014 audited financial statements. The results of operations for the period ended November 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full year.

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

ADVERTISING

Advertising costs are expensed as incurred. As of November 30, 2014 no advertising costs have been incurred.

PROPERTY

The Company does not own or rent any property. The office space is provided by the CEO at no charge

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

     Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 4 - RELATED PARTY

In support of the Company's efforts and cash requirements, it has relied on advances from the controlling shareholder, an officer and director, until such time that the Company can support its operations through generating revenue or attains adequate financing through sales of its equity or traditional debt financing. The controlling shareholder has pledged his support to fund continuing operations, however, there is no formal written commitment. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and therefore are considered payable on demand and non-interest bearing. At November 30, 2014 and February 28, 2014, the President has paid expenses and advanced money on behalf of the Company in the amount of $16,010 and $6,060, respectively.

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

As of November 30, 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

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

The net federal operating loss carry forward will begin to expire in 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 7- COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD LOOKING STATEMENTS.

This quarterly report on Form 10-Q of CME Realty, Inc. for the period ended November 30, 2014 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CME Realty, Inc. Financial information provided in this Form 10-Q, for periods subsequent to November 30, 2014, is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

RESULTS OF OPERATIONS

THE THREE MONTH PERIOD ENDED NOVEMBER 30, 2014 AND 2013

The Company did not have any operating income for quarter ended November 30, 2014 and 2013. Operating expenses were comprised of costs mainly associated with legal, accounting and office. Currently our operating expenses are kept at minimal levels and primarily relate to expenses associated with our public filing requirements. We anticipate that these expenses would remain consistent until such time as we commence implementation of our business plan of operations.

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

OFF BALANCE SHEET ARRANGEMENTS

We have no known demands or commitments and are not aware of any events or uncertainties as of January 6, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of November 30, 2014, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 6, 2015


/s/ Carlos Espinosa
-----------------------------------
Carlos Espinosa
President, Chief Executive Officer,
Secretary, Chief Financial Officer,
Treasurer, Director