Form 10-K
period 2015-02-28
CME Realty Inc.
filed 2015-05-13
CIK 1572840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 2015

                       Commission file number: 001-36549

                                CME Realty, Inc.
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                              46-2084743
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                  2690 Weston Road, Suite 200, Weston, FL 33331
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (954) 458-9996

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

Large Accelerated Filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter, $40,000 on August 31, 2014, based on the price at which the common equity was sold.

The number of shares outstanding of the issuer's common stock, $.001 par value, as of May 12, 2015 was 70,000,000 shares.

                                CME Realty, Inc.
                             Form 10-K Annual Report
                                Table of Contents

PART I
Item 1.   Business                                                            3
Item 1A.  Risk Factors                                                        4
Item 1B.  Unresolved Staff Comments                                           6
Item 2.   Properties                                                          6
Item 3.   Legal Proceedings                                                   6
Item 4.   Mine Safety Disclosures                                             6

PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   6
Item 6.   Selected Financial Data                                             7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          8
Item 8.   Financial Statements and Supplementary Data                         8
Item 9.   Change in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                8
Item 9A   Controls And Procedures                                             8
Item 9B.  Other Information                                                   9

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance            10
Item 11.  Executive Compensation                                             11
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    11
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                       12
Item 14.  Principal Accounting Fees and Services                             12

PART IV
Item 15.  Exhibits and Financial Statement Schedules                         13
          Signatures                                                         14

                      FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "CME", the "Company", "we", "our", "us", or any derivative thereof, as used herein refer to CME Realty, Inc.

                                     PART 1

ITEM 1. BUSINESS.

CME Realty, Inc. was incorporated in the State of Nevada on August 10, 2012. CME has not generated revenues and has accumulated losses of $83,202 from inception (August 10, 2012) to February 28, 2015 and accordingly, is still in the development stage.

The Company's initial plan of operations was to engage in providing real estate services for the Las Vegas residential market. The Company was unable to implement this plan of operations for a number of reasons, including without limitation, the inability to raise sufficient capital.

In light of the foregoing, on February 13, 2015, Carlos Espinosa, the principal shareholder and sole director and executive officer of CME, sold 50,000,000 shares of the Company's common stock held by him (the "CME Shares") to Kenneth McLeod for $252,000. The CME Shares represented 74.13% of the Company's issued and outstanding common stock. Contemporaneously therewith, Mr. Espinosa resigned as an officer of the Company and appointed Mr. McLeod as a director, President and Secretary-Treasurer of the Company. Subsequently, Mr. Espinosa resigned as a director of CME. Mr. McLeod, 43, has approximately 15 years' experience in marketing management and support. As a result of the foregoing, a "Change in Control" of CME was deemed to have taken place.

On March 17, 2015, we implemented a five-for-one split of our common stock in the form of a stock dividend to shareholders or record at the close of business on March 9. 2015. In connection therewith, shareholders as of such date received four additional shares of CME common stock for each share held by them as of the record date. Unless otherwise indicated, all share numbers and per share numbers in this report have been retroactively adjusted to give effect to the March 2015 stock split.

On April 22, 2015, CME entered into a letter of intent to acquire all of the capital stock of Rock N' Roll Imports, Inc., a California corporation ("RNR") engaged in alcoholic beverage development, marketing and distribution in exchange for (a) the issuance of 50,000,000 shares of our common stock and (b) the contemporaneous contribution to CME's capital of the CME Shares currently held by Mr. McLeod (the "RNR Acquisition").

Consummation of the RNR Acquisition is subject to various terms and conditions, including the drafting, negotiation and signing of definitive documentation and completion of satisfactory due diligence among other matters. If the Company is able to successfully complete the RNR Acquisition, RNR will become a wholly-owned subsidiary of the Company and the Company's ongoing business efforts would be focused on developing and expanding RNR's business.

CME's executive offices are located at 2690 Weston Road, Suite 200, Weston, FL 33331 and its telephone number is (954) 458-9996.

ITEM 1A. RISK FACTORS.

RISKS ASSOCIATED WITH OUR COMPANY:

WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES
AND HAVE ONLY AN OPERATING HISTORY.

The Company was incorporated on August 10, 2012; we have not yet commenced our full-scale business operations and we have not yet realized any revenues and from inception through February 28, 2015, we incurred an aggregate loss of $83,202. We have no operating history upon which an evaluation of our future prospects can be made. We cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of shares held by existing shareholders.

WE MAY BE UNSUCCESSFUL IN OUR ATTEMPT TO CONSUMMATE THE RNR ACQUISITION.

On April 22, 2015, we entered into a letter of intent to acquire all of the capital stock of RNR, a California based corporation engaged in alcoholic beverage development, marketing and distribution in the RNR Acquisition. Following its consummation, we intend to focus our ongoing business efforts on developing and expanding RNR's business. Consummation of the RNR Acquisition is subject to various terms and conditions and there can be no assurance that we will be able to successfully do so. Even if we consummate the RNR Acquisition, there can be no assurance that when, if ever, we will generate significant revenues and achieve profitability.

WE MAY REQUIRE ADDITIONAL CAPITAL TO IMPLEMENT OUR BUSINESS OPERATIONS.

Whether or not we successfully consummate the RNR Acquisition, we may require additional capital to implement our business operations, whether through RNR or otherwise. There can be no assurance that any such capital will be available when needed, that if available, that it can be obtained on commercially reasonable terms or that any additional capital secured will not result in dilution of the equity interests of present shareholders. If we are unable to secure additional capital when needed, our business and operations would be significantly harmed.

IF WE SUCCESSFULLY CONSUMMATE THE RNR ACQUISITION, WE WILL BE SUBJECT TO ALL THE RISKS WHICH RNR'S BUSINESS ENTAILS.

If we successfully consummate the RNR Acquisition, we will be subject to all the risks incurred by a relatively early stage company engaged in the development, marketing and distribution of alcoholic beverages, including successful product development efforts, commercialization and consumer acceptance of RNR's alcoholic beverage products, limited marketing and sales efforts, the ability of RNR to successfully distribute its products, a high level of competition in the industry and the need to if we successfully consumate the RNR Acquisition, comply with significant government regulation. There can be no assurance that any of these risks would not have an adverse effect on our business operations, results of operations and condition (financial or otherwise).

RISKS RELATED TO OUR FINANCIAL CONDITION AND THE GOING CONCERN QUALIFICATION BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As shown in the financial statements included in this report, CME has had no revenues to date and has incurred only losses since its inception. The Company has had no operations and has been issued a "going concern" opinion from our independent registered public accounting firm, based upon the Company's reliance upon the sale of our common stock as the sole source of funds for future operations.

THE LOSS OF THE SERVICES OF KENNETH MCLEOD COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT OF OUR BUSINESS MODEL, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR INABILITY TO EVER SELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Until we consummate the RNR Acquisition, our performance is substantially dependent upon the professional expertise of Kenneth McLeod our President and Secretary, Treasurer. If he were unable to perform his services, this loss of the services could have an adverse effect on our business operations, results of operations and condition (financial or otherwise).

WE DO NOT PAY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our common stock since inception and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

THE TRADING MARKET FOR OUR COMMON STOCK IS LIMITED AND SPORADIC.

Our common stock is listed for trading on the OTC Bulletin Board. However, there is only a limited and sporadic market for our common stock. Accordingly, the ability of a shareholder to sell shares of common stock may be harmed by the limited liquidity in the market. Moreover the trading price of our common stock may be subject to high degree of volatility.

THE MARKET PRICE OF OUR COMMON STOCK MAY ALSO FLUCTUATE SIGNIFICANTLY IN RESPONSE TO VARIOUS FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

Whether of not we consummate th RNR Acquisition, the market price of our common stock may also fluctuate significantly in response to various factors, many of which are beyond our control, including the following:

     *    variations in our quarterly operating results;
     * changes in general economic conditions and in the industry in which we are operating;
     *    changes in market valuations of similar companies;
     * announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;
     *    loss of a major customer, partner or joint venture participant; and
     *    the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, shareholders may be unable to sell their shares, or may be forced to sell them at a loss.

THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE TRANSACTION COSTS WITH RESPECT TO THE SALE OF THOSE SHARES.

The SEC has adopted rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     * obtain financial information and investment experience objectives of the person; and

     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     * sets forth the basis on which the broker or dealer made the suitability determination; and
     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own or lease any property at the present time and has no agreements to acquire or lease any property. Our executive offices are located at 2690 Weston Road, Suite 200, Weston, FL 33331 and are furnished by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(A) MARKET INFORMATION. Our common stock is quoted on the OTC Bulletin Board under the symbol CMRL. The trading market for our common stock is limited and sporadic and few, trades occurred prior to the first quarter of fiscal 2016.

(B) HOLDERS. As of May 12, 2015, there were 35 record holders of all of our issued and outstanding shares of common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the SEC, press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

The Company has earned no revenue or profits to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The Company incurred a net loss of $22,995 and $51,651 for the years end February 28, 2015 and 2014 and a cumulative net loss of $83,202 from inception (August 10, 2012) through February 28, 2015, respectively. Our losses are the result of professional and administrative expenses incurred for regulatory reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its expenses and costs thus far utilizing the proceeds of $40,000 raised in our initial public offering, which we closed on January 10, 2014 by selling 20,000,000 shares of common stock at $0.02 per share.

For the fiscal year ended February 28, 2015, the Company incurred a loss in the amount of $22,995. The loss is a result of organizational expenses and expenses associated with implementing our business plan. The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company is authorized to issue 75,000,000 shares of common stock.

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of February 28, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our President and Secretary-Treasurer, who is our sole executive officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the chief executive and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(B) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of the Evaluation Date. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of the Evaluation Date, our internal control over financial reporting is not effective based on these criteria. Material weaknesses noted by our management include lack of a functioning audit committee; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

(C) LIMITATIONS ON SYSTEMS OF CONTROLS

Our sole executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of May 12, 2015:

     Name                    Age                      Title
     ----                    ---                      -----
Kenneth McLeod               43     President, Secretary-Treasurer, and
                                    Director

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

BUSINESS EXPERIENCE

KENNETH MCLEOD - PRESIDENT, SECRETARY-TREASURER AND DIRECTOR

Kenneth McLeod, 43, has approximately 15 years' experience in marketing management and support. Mr. McLeod assumed his positions with the company in connection with the February 13, 2015 "Change in Control" transaction. Since 2013, Mr. McLeod has served as Marketing Manager for Media 7 Investment, a Florida based financial marketing concern. In this position, Mr. McLeod has had overall responsibility for development and execution of Media 7's marketing strategy, including identification and capture of market trends and requirements, domestic go-to-market strategies, and development and execution of program creation and deployment. From 2012 to 2013, Mr. McLeod was Production Manager at Sproutloud Media Networks, where he was responsible for management of offline projects including coordination with clients, account managers, account executives, production team, USPS mail standards and vendors. From 2010 to 2012, he was Production Manager at Food for the Poor and from 2009 to 2010 occupied a similar position at BankAtlantic. Mr. McLeod holds a bachelor's degree from the University of Florida.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended February 28, 2015 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Kenneth McLeod is an officer and a director. Mr. McLeod does not receive any regular compensation for his services rendered on our behalf. Neither Mr. McLeod nor his predecessor, Carlos Espinosa, who resigned his position in connection with the February 15, 2015 "Change in Control" transaction, received any compensation during the fiscal years ended February 28, 2015, 2014 and 2013.

No officer or director is required to make any specific amount or percentage of his business time available to us.

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our directors, nor do we pay director's expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of May 12, 2015 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

                                                    Amount of
Title of      Name, Title and Address of            Beneficial        Currently
 Class        Beneficial Owner of Shares (1)       Ownership (2)     Outstanding
 -----        ------------------------------       -------------     -----------

Common     Kenneth McLeod                           50,000,000           71.4%
           President, Secretary-Treasurer
           and Director

All officers and directors as a
 group (one person)                                 50,000,000           71.4%

----------
(1) The address of our executive officer, director and beneficial owner c/o CME Realty, Inc. 2690 Weston Road, Suite 200, Weston, FL 33331.

(2) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of the date of this report are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Kenneth McLeod is our sole director. He is not "independent" as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Messineo & Co., CPAs, LLC ("M&Co") are our current independent registered public accounting firm.

AUDIT FEES

Aggregate audit fees billed by M&Co for the fiscal years ended February 28, 2015 and 2014, including quarterly reviews were $9,500 and $9,500, respectively.

AUDIT-RELATED FEES

Aggregate audit-related fees billed by M&Co totaled $0 and $0, for the fiscal years ending February 28, 2015 and 2014, respectively.

TAX FEES

Aggregate tax fees billed by M&Co totaled $0 and $0, for the fiscal years ending February 28, 2015 and 2014, respectively.

PRE-APPROVAL POLICY

We do not currently have a standing audit committee. The above services were approved by our board of directors.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

     1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

          *    Report of Independent Registered Public Accounting Firm

          *    Balance Sheets at February 28, 2015 and February 28, 2014

          * Statements of Operations for the years ended February 28, 2015 and February 28, 2014

          * Statements of Changes in Shareholders' Deficiency for the years ended February 28, 2015 and February 28, 2014

          * Statements of Cash Flows for the years ended February 28, 2015 and February 28, 2014

          *    Notes to Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.                       Description
-----------                       -----------

    3.1        Articles of Incorporation *

    3.2        Bylaws *

   31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

   31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 **

   32.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 **

   101         Interactive Data files pursuant to Regulation S-T **

----------
* Filed as an exhibit of the same number to the Company's Registration Statement on Form S-1 (File No. 333-187855) and incorporated herein by reference.
**   Included herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CME Realty, Inc.


Date: May 13, 2015          By: /s/ Kenneth McLeod
                               -------------------------------------------------
                               Kenneth McLeod, President and Secretary-Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 13, 2015          By: /s/ Kenneth McLeod
                               -------------------------------------------------
                               Kenneth McLeod, President, Secretary-Treasurer and Director
                               (Principal Executive, Financial and
                               Accounting Officer)

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CME Realty Inc.
Weston, FL

We have audited the accompanying balance sheets of CME Realty Inc. (the "Company") as of February 28, 2015 and 2014 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CME Realty Inc. as of February 28, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses, has not generated revenue, and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Messineo & Co., CPAs, LLC
---------------------------------------
Messineo & Co., CPAs, LLC
Clearwater, Florida
April 24, 2015

                                 CME REALTY INC.
                                 BALANCE SHEETS

                                                                 February 28,       February 28,
                                                                     2015               2014
                                                                   --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                             $     --           $  9,404
                                                                   --------           --------

TOTAL CURRENT ASSETS                                               $     --           $  9,404
                                                                   ========           ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $  6,000           $ 13,551
  Due to related party                                                   --              6,060
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             6,000             19,611
                                                                   --------           --------
STOCKHOLDERS' DEFICIT
  Common stock: authorized 75,000,000 shares of
   common stock; $0.001 par value;
  issued and outstanding 70,000,000 and 70,000,000 shares
   at February 28, 2015 and 2014, respectively *                     70,000             70,000
  Additional Paid in Capital                                          7,202            (20,000)
  Accumulated deficit                                               (83,202)           (60,207)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                 (6,000)           (10,207)
                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)               $     --              9,404
                                                                   ========           ========

----------
* On February 23, 2015, the board of directors declared a five for one forward split, effective March 9, 2015. Shares have been retroactively restated.


           The auditors' report and accompanying notes are an integral part of these financial statements

                                CME REALTY, INC.
                            STATEMENTS OF OPERATIONS

                                                                For the Years Ended
                                                                    February 28,
                                                       -----------------------------------
                                                           2015                   2014
                                                       ------------           ------------
Revenues                                               $         --           $         --

Operating Expenses
  Professional                                               20,590                 45,275
  General and administration                                  2,405                  6,376
                                                       ------------           ------------
      Total operating expenses                               22,995                 51,651
                                                       ------------           ------------

NET LOSS BEFORE TAXES                                       (22,995)               (51,651)

Income tax benefit                                               --                     --
                                                       ------------           ------------

NET LOSS                                               $    (22,995)          $    (51,651)
                                                       ============           ============

BASIC AND DILUTIVE LOSS PER SHARE                      $      (0.00)          $      (0.00)
                                                       ============           ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            70,000,000             70,000,000
                                                       ============           ============

----------
* On February 23, 2015, the board of directors declared a five for one forward split, effective March 9, 2015. Shares have been retroactively restated.


          The auditors' report and accompanying notes are an integral part of these financial statements

                                 CME REALTY INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                              Common Stock
                                        -----------------------      Additional
                                         Number of                    Paid-in      Accumulated
                                          Shares         Amount       Capital        Deficit        Total
                                          ------         ------       -------        -------        -----
Balance at February 28, 2013            50,000,000      $ 50,000      $(40,000)     $ (8,556)     $  1,444

Common Stock issued for cash            20,000,000        20,000        20,000            --        40,000

Net loss                                        --            --            --       (51,651)      (51,651)
                                        ----------      --------      --------      --------      --------
BALANCE, FEBRUARY 28, 2014              70,000,000        70,000       (20,000)      (60,207)      (10,207)
                                        ----------      --------      --------      --------      --------

Capital contribution, related party             --            --        27,202            --        27,202

Net loss                                        --            --            --       (22,995)      (22,995)
                                        ----------      --------      --------      --------      --------

BALANCE, FEBRUARY 28, 2015              70,000,000      $ 70,000      $  7,202      $(83,202)     $ (6,000)
                                        ==========      ========      ========      ========      ========

----------
* On February 23, 2015, the board of directors declared a five for one forward split, effective March 9, 2015. Shares have been retroactively restated.


           The auditors' report and accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                            STATEMENTS OF CASH FLOWS

                                                                 For the Year Ended
                                                                    February 28,
                                                             ---------------------------
                                                               2015               2014
                                                             --------           --------
OPERATING ACTIVITIES
  Net loss                                                   $(22,995)          $(51,651)
  Increase (decrease) in A/P and accrued expenses              (7,551)            10,301
  Expenses paid on company's behalf by shareholder                 --               (306)
                                                             --------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (30,546)           (41,656)
                                                             --------           --------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                               --             40,000
  Shareholder loan                                             21,142              6,060
                                                             --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      21,142             46,060
                                                             --------           --------

NET INCREASE (DECREASE) IN CASH                                (9,404)             4,404

CASH, BEGINNING OF PERIOD                                       9,404              5,000
                                                             --------           --------

CASH, END OF PERIOD                                          $     --           $  9,404
                                                             ========           ========
Supplemental cash flow information and
noncash financing activities:

Cash paid for:
  Interest                                                   $     --           $     --
                                                             ========           ========
  Taxes                                                      $     --           $     --
                                                             ========           ========


           The auditors' report and accompanying notes are an integral part of these financial statements.

                                 CME REALTY INC.
                    NOTES TO THE AUDITED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2015 AND 2014


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CME Realty, Inc. was formed in the state of Nevada on August 10, 2012 and its year-end is February 28. We are a company with a principle business of real estate services for the residential market. We plan to hire a team of professionals that will individually specialize in each of our services. The services we initially plan to offer include listing and sales of residential properties, short sales and foreclosures. Our goal is to become a partner with our clients in the decision making process. We plan to provide all our professionals with the latest market knowledge utilizing demographic and mapping technology and micro and macro real estate statistics.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses and incurred a loss of $22,995 for the year ending February 28, 2015. Losses have resulted in an accumulated deficit of $83,202. From inception through February 28, 2015, the Company has had no revenue producing operations and has not commenced its business plan. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer and director has agreed to advance funds to the Company to meet its obligations at his discretion. There is no written commitment to continue to fund the obligations of the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At February 28, 2015 and 2014, the Company had $0 and $9,404, respectively, in cash.

ADVERTISING

Advertising costs are expensed as incurred. As of February 28, 2015 and 2014, no advertising costs have been incurred.

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

RECLASSIFICATION

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications are limited to the presentation of common stock and additional paid in capital, to retroactively present the effects of a five for one forward stock split, effective March 9, 2015.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 COMPENSATION -- STOCK COMPENSATION (TOPIC 718), ACCOUNTING FOR SHARE-BASED PAYMENTS WHEN THE TERMS OF AN AWARD PROVIDE THAT A PERFORMANCE TARGET COULD BE ACHIEVED AFTER THE REQUISITE SERVICE PERIOD. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, COMPENSATION -- STOCK COMPENSATION. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheet includes financial instruments, including cash, accounts payable, accrued expenses and amounts payable to related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

NOTE 4 - RELATED PARTY

In support of the Company's efforts and cash requirements, it has relied on advances from the controlling shareholder, an officer and director, until such time that the Company can support its operations through generating revenue or attains adequate financing through sales of its equity or traditional debt financing. The controlling shareholder has pledged his support to fund continuing operations, however, there is no formal written commitment. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and therefore are considered payable on demand and non-interest bearing. At February 28, 2015 and 2014, the President has paid expenses on behalf of the Company in the amount of $21,142 and $6,060, respectively. In February 2015, the prior president forgave debts in the amount of $27,202, which was recorded as a contribution to capital. At February 28, 2015 and 2014, amounts due to this related party was $0 and $6,060, respectively.

During the year ending February 28, 2014 the Company paid consulting fees to the Chief Operating Officer, in the amount of $20,000.

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

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At February 28, 2015 and 2014, 70,000,000 and 70,000,000 common shares are issued and outstanding, respectively.

On January 14, 2014, the Company issued 20,000,000 shares for cash to multiple investors. These shares were issued at $0.002 per share for total cash of $40,000.

On February 23, 2015, the board of directors declared a five-for-one split of the Company's stock in the form of a stock dividend to shareholders of record at the close of business on March 9, 2015. Accordingly, shareholders of the Company as of the record date will receive four additional shares of common stock for each share then held. Certificates evidencing the additional shares were distributed March 2015. All share presented have been retroactively restated for the effects of the forward stock split.

As of February 28, 2015 and 2014, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

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

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                   2015                 2014
                                                 --------             --------
Net operating loss carry forward                 $ 83,202             $ 60,207
Effective Tax rate                                     34%                  34%
                                                 --------             --------
Deferred Tax Assets                                28,288               20,470
Less: Valuation Allowance                         (28,288)             (20,470)
                                                 --------             --------
Net deferred tax asset                           $      0             $      0
                                                 ========             ========

The net federal operating loss carry forward will begin to expire in 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381. The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended from inception (February 28, 2013).

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

On February 23, 2015, the board of directors declared a five-for-one split of the Company's stock in the form of a stock dividend to shareholders of record at the close of business on March 9, 2015. Accordingly, shareholders of the Company as of the record date will receive four additional shares of common stock for each share then held. Certificates evidencing the additional shares were distributed March 2015. All share presented have been retroactively restated for the effects of the forward stock split.

Management has evaluated subsequent events through the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.