Form 10-Q
period 2015-05-31
CME Realty Inc.
filed 2015-07-20
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended May 31, 2015

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

                                 (954) 458-9996
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ] Large accelerated filer                        [ ] Accelerated filer

[ ] Non-accelerated filer                          [X] Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 15, 2015: 70,000,000 shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

                                CME REALTY, INC.
                              Financial Statements

                                                                            Page
                                                                            ----

Financial Statements:

Condensed Balance Sheets, May 31, 2015 (unaudited) and
February 28, 2015 (audited)                                                   4

Condensed Statements of Operations (unaudited), for the three month
periods ended May 31, 2015 and 2014                                           5

Condensed Statements of Cash Flows (unaudited), for the three month
periods ended May 31, 2015 and 2014                                           6

Notes to Financial Statements (unaudited)                                     7

                                 CME REALTY INC.
                            CONDENSED BALANCE SHEETS

                                                                  May 31, 2015      February 28, 2015
                                                                  ------------      -----------------
                                                                  (Unaudited)           (Audited)
ASSETS

Current Assets
  Cash                                                             $       --           $       --
                                                                   ----------           ----------

      Total Current Assets                                                 --                   --
                                                                   ----------           ----------
      TOTAL ASSETS                                                 $       --           $       --
                                                                   ==========           ==========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Bank overdraft                                                   $      165           $       --
  A/P & accrued expenses                                              129,747                6,000
  Due to related party                                                  9,275                   --
                                                                   ----------           ----------
      Total Current Liabilities                                       139,187                6,000
                                                                   ----------           ----------

      TOTAL LIABILITIES                                               139,187                6,000
                                                                   ----------           ----------

STOCKHOLDERS' DEFICIT
  Common Stock, $0.001 Par Value
  Authorized Common Stock
    75,000,000 shares at $0.001
  Issued and Outstanding
    70,000,000 Common Shares at May 31, 2015 & 70,000,000
    at February 28, 2015 (post-split)                                  70,000               70,000
  Additional paid in capital                                            7,202                7,202
  Accumulated deficit                                                (216,389)             (83,202)
                                                                   ----------           ----------
       TOTAL STOCKHOLDERS' DEFICIT                                   (139,187)              (6,000)
                                                                   ----------           ----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                          $       --           $       --
                                                                   ==========           ==========

                 The accompanying notes are an integral part of
                      these condensed financial statements

                                 CME REALTY INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the three months      For the three months
                                                                 ended                      ended
                                                              May 31, 2015               May 31, 2014
                                                              ------------               ------------
REVENUE
  Revenues                                                    $         --               $         --
                                                              ------------               ------------
Total Revenues                                                          --                         --
                                                              ------------               ------------
EXPENSES
  G & A expense                                                     17,900                      1,098
  Professional fee                                                 100,287                      3,400
  Officer salary                                                    15,000                         --
                                                              ------------               ------------
Total Expenses                                                     133,187                      4,498
                                                              ------------               ------------

Provision for income taxes                                              --                         --
                                                              ------------               ------------

NET LOSS                                                      $   (133,187)              $     (4,498)
                                                              ============               ============

Basic and diluted loss per common share                       $      (0.00)              $      (0.00)
                                                              ============               ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            70,000,000                 70,000,000
                                                              ============               ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                                 CME REALTY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the three months      For the three months
                                                              ended                     ended
                                                           May 31, 2015             May 31, 2014
                                                           ------------             ------------
OPERATING ACTIVITIES
  Net loss                                                  $ (133,187)              $   (4,498)
  Adjustments to reconcile Net Income to net
   cash provided by operations:
     AP & accrued expenses                                     121,912                      437
                                                            ----------               ----------
Net cash used in operating activities                      (11,275)                  (4,061)
                                                            ----------               ----------
FINANCING ACTIVITIES
  Issuance of common stock                                       2,000                       --
  Loans from Shareholders                                        9,275                       --
                                                            ----------               ----------
Net cash provided by financing activities                       11,275
                                                            ----------               ----------

Net increase/decrease in cash for period                            --                   (4,061)

Cash at beginning of period                                         --                   (9,404)
                                                            ----------               ----------

Cash at end of period                                       $       --               $    5,343
                                                            ==========               ==========


                 The accompanying notes are an integral part of
                      these condensed financial statements

                                 CME REALTY INC.
          NOTES TO THE UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS


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

On April 22, 2015, CME Realty, Inc. issued a press release regarding the Company having entered into a letter of intent to acquire all the capital stock of Rock N' Roll Imports, Inc., a California based alcoholic beverage development, marketing, and distribution company, in exchange for 50,000,000 shares of the Company's common stock. At May 31, 2015, the agreement has not been executed.

Consummation of the RNR Acquisition is subject to various terms and conditions, including the drafting, negotiation and signing of definitive documentation and completion of satisfactory due diligence among other matters. If the Company is able to successfully complete the RNR Acquisition, RNR will become a wholly-owned subsidiary of the Company and the Company's ongoing business efforts will be focused on developing and expanding RNR's business. Moreover, the Company intends to explore additional opportunities in the alcoholic beverage market and accordingly, on July 14, 2015 announced that it was taking the necessary steps to change its name to "South Beach Spirits, Inc."

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses and incurred a loss of $133,187 for the period ending May 31, 2015. Losses have resulted in an accumulated deficit of $216,389. From inception through May 31, 2015, the Company has had no revenue producing operations and has not commenced its business plan. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The sole officer and director has agreed to advance funds to the Company to meet its obligations at his discretion. There is no written commitment to continue to fund the obligations of the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2014 audited financial statements. The results of operations for the period ended May 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full year.

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

RECENT ACCOUNTING PRONOUNCEMENTS ADOPTED

In August, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 - 40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date of financial statements are issued. If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 14, 2015, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. We have evaluated our disclosures regarding our ability to continue as a going concern and concluded that we are in compliance with the disclosure requirements.

There are no other recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 4 - RELATED PARTY

At May 31, 2015 and February 28, 2015, a shareholder has paid expenses on behalf of the Company in the amount of $9,275 and $0, respectively. The advances are considered temporary in nature, payable on demand, and non-interest bearing.

On March 1, 2015, the Company approved compensation to the President at $1,250 per week ($5,000 per month) for services performed. At May 31, 2015 and February 28, 2015, the Company has accrued $15,000 and $0, respectively.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both May 31, 2015 and February 28, 2015, 70,000,000 common shares are issued and outstanding.

On February 21, 2013, the Company issued 25,000,000 Founder's shares at $0.0002 per share (par value $0.001) for total cash of $5,000.

On February 25, 2013, the Company issued 25,000,000 shares for services provided since inception. These shares were issued at $0.0002 per share for services valued at $5,000.

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

As of May 31, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The terms "CME", the "Company", "we", "our", "us", or any derivative or similar terms used herein, refer to CME Realty, Inc.

                    NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q of CME Realty, Inc. for the period ended May 31, 2015 contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by CME. Financial information provided in this Form 10-Q, for periods subsequent to February 28, 2015 is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

INTRODUCTION

CME was incorporated in the State of Nevada on August 10, 2012. CME has not generated revenues and has accumulated losses of $216,389 from inception (August 10, 2012) to May 31, 2015 and accordingly, is still in the development stage.

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

Consummation of the RNR Acquisition is subject to various terms and conditions, including the drafting, negotiation and signing of definitive documentation and completion of satisfactory due diligence among other matters. If the Company is able to successfully complete the RNR Acquisition, RNR will become a wholly-owned subsidiary of the Company and the Company's ongoing business efforts will be focused on developing and expanding RNR's business. Moreover, the Company intends to explore additional opportunities in the alcoholic beverage market and accordingly, on July 14, 2014 announced that it was taking the necessary steps to change its name to "South Beach Spirits, Inc."

RESULTS OF OPERATIONS

THE THREE MONTH PERIODS ENDED MAY 31, 2015 AND 2014

The Company did not have any operating income for quarters ended May 31, 2015 and 2014. Operating expenses were comprised of costs mainly associated with legal, accounting and office. Currently our operating expenses are kept at minimal levels and primarily relate to expenses associated with our public filing requirements and the proposed RNR Acquisition. We anticipate that these expenses will increase as we proceed with the RNR Acquisition and the implementation of our business plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company initially financed its expenses and costs thus far through an equity investment and funding from its founder. CME received a Notice of Effectiveness of its Registration Statement on Form S-1 from the Securities and Exchange Commission on October 2, 2013, pursuant to which it sold 20,000,000 shares of its common stock at a fixed price of $0.002 per share. The offering closed on January 10, 2014 and generated $40,000 in gross proceeds for the Company.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the implementation of its business plan and the ongoing performance of its business. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital in the future to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

OFF BALANCE SHEET ARRANGEMENTS

We have no known demands or commitments and are not aware of any events or uncertainties as of May 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

For a full description of our critical accounting policies, please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 28, 2015 (the "Fiscal 2014 Form 10-K").

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of May 31, 2015, has concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by a single individual, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months May 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Reference is made to "Item 1A.  Risk Factors" in the Fiscal 2014 Annual Report.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

     101  Interactive Data files pursuant to Regulation S-T *

----------
* To be filed by amendment.

(b) Reports on Form 8-K

None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CME REALTY, INC.


Date: July 20, 2015                      By: /s/ Kenneth McLeod
                                             -----------------------------------
                                             President and Secretary-Treasurer
                                             (Principal Executive, Financial and
                                             Accounting Officer)