Form 10-Q/A
period 2015-05-31
CME Realty Inc.
filed 2015-07-28
CIK 1572840

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
                                                              ============               ============

                 The accompanying notes are an integral part of
                      these condensed financial statements

                                 CME REALTY INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the three months      For the three months
                                                              ended                     ended
                                                           May 31, 2015             May 31, 2014
                                                           ------------             ------------
OPERATING ACTIVITIES
  Net loss                                                  $ (133,187)              $   (4,498)
  Adjustments to reconcile Net Loss
   to net cash used in operations:
     Accounts payable and accrued expenses                     123,747                      437
                                                            ----------               ----------
Net cash used in Operating Activities                           (9,440)                  (4,061)
                                                            ----------               ----------
FINANCING ACTIVITIES
  Bank over draft                                                  165                       --
  Loans from Shareholders                                        9,275                       --
                                                            ----------               ----------
Net cash provided by Financing Activities                        9,440                       --
                                                            ----------               ----------

Net increase/decrease in cash for period                            --                   (4,061)

Cash at beginning of period                                         --                    9,404
                                                            ----------               ----------

Cash at end of period                                       $       --               $    5,343
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

                                         CME REALTY, INC.


Date: July 24, 2015                      By: /s/ Kenneth McLeod
                                             -----------------------------------
                                             President and Secretary-Treasurer
                                             (Principal Executive, Financial and
                                             Accounting Officer)