Form 10-Q
period 2015-08-31
South Beach Spirits, Inc.
filed 2015-10-23
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 001-36549


                            SOUTH BEACH SPIRITS, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 22, 2015: 71,400,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                             3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

    Item 4.  Control and Procedures                                          17

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                               18

    Item 1A. Risk Factors                                                    18

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

    Item 3.  Defaults Upon Senior Securities                                 18

    Item 4.  Mine Safety Disclosures                                         18

    Item 5.  Other Information                                               18

    Item 6.  Exhibits and Reports on Form 8-K                                18

SIGNATURE                                                                    19

ITEM 1.  FINANCIAL STATEMENTS

                            South Beach Spirits,Inc.
                              Fka CME Realty Inc.
                            Condensed Balance Sheets

                                                                            August 31, 2015      February 28, 2015
                                                                            ---------------      -----------------
                                                                              (Unaudited)            (Audited)
ASSETS

Current Assets
  Cash                                                                        $    13,560           $        --
                                                                              -----------           -----------
TOTAL CURRENT ASSETS                                                               13,560                    --

TOTAL ASSETS                                                                  $    13,560           $        --
                                                                              ===========           ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Account payable and accrued expenses                                        $   124,764           $     6,000
  Shareholder Loan                                                                 86,637                    --
  Loan Payable                                                                     36,606                    --
  Amount due to seller                                                            965,000                    --
  Amount due to related party                                                     175,000                    --
                                                                              -----------           -----------
TOTAL CURRENT LIABILITIES                                                       1,388,007                 6,000
                                                                              -----------           -----------

TOTAL LIABILITIES                                                               1,388,007                 6,000
                                                                              -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 Par Value
    Authorized Common Stock
     75,000,000 shares at $0.001
    Issued and Outstanding
     70,000,000 Common Shares at August 31, 2015 & February 28, 2015               70,000                70,000
  Additional paid in capital                                                        7,202                 7,202
  Common stock payable                                                            447,860                    --
  Accumulated deficit                                                          (1,899,509)              (83,202)
                                                                              -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                                    (1,374,447)               (6,000)
                                                                              -----------           -----------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                     $    13,560           $        --
                                                                              ===========           ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                            South Beach Spirits, Inc.
                               fka CME Realty Inc.
                       Condensed Statements of Operations

                                              For the            For the            For the            For the
                                            three months       three months        six months         six months
                                               ended              ended              ended              ended
                                             August 31,         August 31,         August 31,         August 31,
                                               2015               2014               2015               2014
                                            -----------        -----------        -----------        -----------
REVENUE
  Revenues                                  $        --        $        --        $        --        $        --
                                            -----------        -----------        -----------        -----------
Total Revenues                                       --                 --                 --                 --
                                            -----------        -----------        -----------        -----------
EXPENSES
  General and Administrative expense             20,200                425             40,646              1,523
  Professional fees                             193,644              4,970            293,851              8,370
  Officer salary                                 18,950                 --             33,950                 --
  Impairment loss                             1,447,860                 --          1,447,860                 --
                                            -----------        -----------        -----------        -----------
Total Expenses                                1,680,654              5,395          1,816,307              9,893
                                            -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                         (1,680,654)            (5,395)        (1,816,307)            (9,893)

Provision for income taxes                           --                 --                 --                 --
                                            -----------        -----------        -----------        -----------

NET LOSS                                    $(1,680,654)       $    (5,395)       $(1,816,307)       $    (9,893)
                                            ===========        ===========        ===========        ===========

Basic and diluted loss per common share     $     (0.02)       $     (0.00)       $     (0.03)       $     (0.00)
                                            ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          70,000,000         70,000,000         70,000,000         70,000,000
                                            ===========        ===========        ===========        ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                           South Beach Spirits, Inc.
                              fka CME Realty Inc.
                  Statements of Stockholders' Equity (Deficit)
             from Inception (August 10, 2012) to September 30, 2015

                                                                                                    Deficit
                                                                                                  Accumulated
                                                 Common Stock            Common      Additional    During the
                                            Number of                    stock        Paid-In      Development
                                             Shares        Amount        Payable      Capital         Stage           Total
                                             ------        ------        -------      -------         -----           -----
Balance at Inception (August 10, 2012)              0     $     --     $      --     $      --    $        --     $        --

Founder's shares issued for cash at
 $0.0002 per share on February 21, 2013    25,000,000       25,000                     (20,000)            --           5,000

Shares issued for Services at
 $0.0002 per share on February 21, 2013    25,000,000       25,000                     (20,000)            --           5,000

Net (Loss) from Inception through
 Feb 28, 2013                                                                                          (8,556)         (8,556)
                                          -----------     --------     ---------     ---------    -----------     -----------
Balance, February 28, 2013                 50,000,000       50,000                     (40,000)        (8,556)          1,444
                                          -----------     --------     ---------     ---------    -----------     -----------
Shares issued for cash at $0.002
 per share on January 14, 2014             20,000,000       20,000                      20,000                         40,000

Net (Loss) for year ended
 February 28, 2014                                                                                    (51,651)        (51,651)
                                          -----------     --------     ---------     ---------    -----------     -----------
Balance, February 28, 2014                 70,000,000       70,000                    (20,000)        (60,207)        (10,207)
                                          -----------     --------     ---------     ---------    -----------     -----------
Contributed Capital from release of
 SH Loan on February 28, 2015                                                          27,202                          27,202

Net (Loss) for year ended
 February 28, 2015                                                                                    (22,995)        (22,995)
                                          -----------     --------     ---------     ---------    -----------     -----------
Balance, February 28, 2015                 70,000,000       70,000                      7,202         (83,202)         (6,000)
                                          -----------     --------     ---------     ---------    -----------     -----------

Common stock payable                                                     447,860                                      447,860

Net (Loss) for period ended
 August 31, 2015                                                                                   (1,816,307)     (1,816,307)
                                          -----------     --------     ---------     ---------    -----------     -----------

Balance, August 31, 2015                   70,000,000     $ 70,000     $ 447,860     $   7,202    $(1,899,509)    $(1,374,447)
                                          ===========     ========     =========     =========    ===========     ===========


              The accompanying notes are an integral part of these
                         condensed financial statements.

    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                           South Beach Spirits, Inc.
                              fka CME Realty Inc.
                       Condensed Statements of Cash Flows

                                                                                For the               For the
                                                                               six months            six months
                                                                                 ended                 ended
                                                                               August 31,            August 31,
                                                                                 2015                  2014
                                                                              -----------           -----------
OPERATING ACTIVITIES
  Net Loss                                                                    $(1,816,307)          $    (9,893)
  Adjustments to reconcile Net Loss
   to net cash used in operations:
     Impairment loss                                                            1,447,860                    --
     Account payable and accrued expenses                                         118,764                (3,963)
     Change in related Party Payable                                              175,000                    --
                                                                              -----------           -----------
          Net cash used in operating activities                                   (74,683)              (13,856)
                                                                              -----------           -----------
INVESTING ACTIVITIES
  Payment for asset acquisition                                                   (35,000)                   --
                                                                              -----------           -----------
FINANCING ACTIVITIES
  Shareholder Loan                                                                 86,637                 6,700
  Loan Payable                                                                     36,606                    --
                                                                              -----------           -----------
          Net cash provided by financing activities                               123,243                 6,700
                                                                              -----------           -----------

Net increase(decrease) in cash for period                                          13,560                (7,156)

Cash at beginning of period                                                            --                 9,404
                                                                              -----------           -----------

Cash at end of period                                                         $    13,560           $     2,248
                                                                              ===========           ===========

Supplemental Cash Flow Information and noncash Financing Activities:

Cash Paid For:
  Amount due to seller in consideration with asset acquisition                $   965,000           $        --
                                                                              ===========           ===========

              The accompanying notes are an integral part of these
                         condensed financial statements.

    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                            South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2015


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

South Beach Spirits, Inc. (the "Company") was incorporated in the state of Nevada on August 10, 2012 under the name "CME Realty, Inc." and its year-end is February 28. The Company's initial plan of operations was to engage in providing real estate services for the Las Vegas residential market. The Company was unable to implement this plan of operations for a number of reasons, including without limitation, the inability to raise sufficient capital.

In light of the foregoing, on February 13, 2015, Carlos Espinosa, the principal shareholder and sole director and executive officer of the Company, sold 50,000,000 shares of the Company's common stock held by him (the "CME Shares") to Kenneth McLeod for $252,000. The CME Shares represented 74.13% of the Company's issued and outstanding common stock. Contemporaneously therewith, Mr. Espinosa resigned as an officer of the Company and appointed Mr. McLeod as a director, President and Secretary-Treasurer of the Company. Subsequently, Mr. Espinosa resigned as a director of the Company. As a result of the foregoing, a "change in control" of the Company was deemed to have taken place.

On March 17, 2015, the Company implemented a five-for-one split of our common stock in the form of a stock dividend to shareholders on record at the close of business on March 9, 2015. In connection therewith, shareholders as of that date received four additional shares of the Company's common stock for each share held by them as of the record date. Unless otherwise indicated, all share numbers and per-share numbers in this report have been retroactively adjusted to give effect to the March 2015 stock split.

On April 22, 2015, the Company entered into a letter of intent to acquire all of the capital stock of Rock N' Roll Imports, Inc., a California corporation ("RNR") engaged in alcoholic beverage development, marketing and distribution in exchange for (a) the issuance of 50,000,000 shares of the Company's common stock and (b) the contemporaneous contribution to the Company's capital of the CME Shares held by Mr. McLeod. On August 6, 2015, the Company terminated the letter of intent with RNR as a result of the inability to agree upon the terms of definitive transaction documentation.

On July 10, 2015, the Company approved, authorized and adopted an amendment to the Company's Articles of Incorporation to change its name from "CME Realty, Inc." to "South Beach Spirits, Inc." The name change was effective on September 9, 2015.

On August 6, 2015 the Company entered into a letter of intent to acquire the worldwide intellectual property and related assets of V Georgio Vodka, an ultra-premium brand of traditional and flavored vodkas from Victor G. Harvey, Sr., the brand's founder, in exchange for 1,400,000 "restricted" shares of the Company's common stock and $1,000,000 in cash, payable over a scheduled payment period. In connection with the proposed transaction, 25,000,000 "restricted" shares of common stock were to be returned by the Company's principal shareholder for cancellation. Following completion of the transaction, the Company intends to relaunch, market, and distribute V Georgio Vodka through, V Georgio, Inc., a newly formed, wholly-owned subsidiary of the Company and to focus on other opportunities in the alcoholic beverage industry.

                            South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2015


On August 25, 2015, the Company entered into an Asset Purchase Agreement with Victor G. Harvey, Sr., and V Georgio Enterprises, LLC, a limited liability company owned by him to acquire worldwide intellectual property, rights, and other assets relating to the V Georgio brand. In conjunction with the Asset Purchase Agreement, V Georgio, Inc., the Company's newly-formed subsidiary, entered into an employment agreement with Victor G. Harvey, Sr. to serve as CEO of the subsidiary for an initial period of three years with a base salary of $120,000 per annum which contains confidentiality, non-competition and non-solicitation covenants.

Upon consummation of the acquisition, the Company also entered into an employment agreement with Vincent Prince, to serve as its CFO for an initial period of three years with a base salary of $120,000 per annum which contains confidentiality, non-competition and non-solicitation covenants. Contemporaneously therewith, the Company entered into a consulting agreement with LandAmerica Holdings & Investments Group, LLC, and its principal Vincent Prince, for services rendered since March 1, 2015 and prior to consummation of the acquisition of the V Georgio brand, with respect to business development, strategic planning, evaluating business opportunities in the alcoholic beverage industry, assisting management in structuring and potential business development opportunities, and providing such other corporate advisory consulting services as management requested. In consideration for the performance of the services, the Company has agreed to pay the consultant a fee of $175,000 for services completed on the Company's behalf.

Following the consummation of the acquisition of the V Georgio brand, Kenneth McLeod, returned 24,892,000 shares of "restricted" common stock held by him to the Company for cancellation and sold 25,000,000 shares of "restricted" common stock held by him to Vincent Prince, resulting in an additional "change in control" having taken place.

See "Note 6 - Subsequent Event" with respect to certain pro se litigation instituted by Victor G Harvey, Sr. and V Georgio Enterprises, LLC against the Company in October 2015, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and certain collateral documentation executed and delivered in connection with the Company's acquisition of the V Georgio brand.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses and incurred losses of $1,680,654 and $1,816,307 for the three and six month periods ending August 31, 2015, respectively. Losses have resulted in an accumulated deficit of $1,899,509 as of August 31, 2015. From inception through August 31, 2015, the Company has had no revenue producing operations and has not commenced its business plan. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                            South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2015


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2015 audited financial statements. The results of operations for the three and six month periods ended August 31, 2015 and the same periods last year are not necessarily indicative of the operating results for the full year.

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

The financial statements present the balance sheets, statements of operations, and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Impairment on Long-Lived Assets and Other Acquired Intangible Assets

We evaluate the recoverability of equipment and amortizable intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review indicates that the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2015


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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 1, 2015, the Company approved compensation to the President at $1,250 per week for services performed. At August 31, 2015 and February 28, 2015, the Company has paid or accrued $33,950 and $0, respectively.

Pursuant to the Asset Purchase Agreement with Victor G. Harvey, Sr. and V Georgio Enterprises, the Company paid $35,000, and has an amount due to seller of $965,000, which is payable per the asset purchase agreement. In connection with this transaction, the Company recorded an intangible asset in the amount of $1,000,000. A full impairment was recorded at August 31, 2015 due to the absence of an independent third party valuation report.

As of August 31, 2015, the Company has made no payments regarding the employment agreements with Victor G. Harvey, Sr. or Vincent Prince. Effective September 1, 2015, the Company will accrue monthly salary in the amount of $10,000 to both Mr. Harvey and Mr. Prince.

The Company has accrued $175,000 payable to LandAmerica Holdings & Investments Group, LLC for consulting service performed during the period leading up to the Asset Acquisition at August 31, 2015.

As of August 31, 2015, a shareholder has paid expenses on behalf of the Company in the amount of $86,637, ($0 at February 28, 2015). These loans are not secured, are due on demand, and carry no interest.

In the quarter ending May 31, 2015, the Company entered into a rental agreement with a related party for office space at $500 per month. At August 31, 2015, May 31, 2015, and February 28, 2015, the Company has paid a total of $1750, $250, and $0 for rent thereunder, respectively.

                            South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2015


NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At both August 31, 2015 and February 28, 2015, 70,000,000 common shares are issued and outstanding.

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

At August 31, 2015, 1,400,000 "restricted" shares of common stock payable to Victor Harvey Sr. pursuant to the August 25, 2015 Asset Purchase Agreement were reflected on the financial statements at $0.32 per share, the price of the last share purchase. At August 31, 2015, the $447,860 was impaired, see "Note 4-Related Party Transactions".

As of August 31, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - LOAN PAYABLE

As of August 31, 2015, a non-related party has loaned and/or paid expenses on behalf of the Company in the amount of $36,606, ($0 at February 28, 2015). These loans are not secured, are due on demand, and carry no interest.

                            South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                 August 31, 2015


NOTE 7 - SUBSEQUENT EVENTS

On October 8, 2015, the former officer returned 24,892,000 shares of "restricted" common stock held by him to the Company for cancellation and sold 25,000,000 shares of "restricted" common stock held by him to Vincent Prince, resulting in an additional "change in control" having taken place, see "Note 4 - Related Party Transactions".

On October 19, 2015, the Company was served with a pro se legal action filed by Victor G. Harvey, Sr. and his wholly-owned limited liability company, V Georgio Enterprises, LLC, in Circuit Court, Broward County, Florida, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and related agreements entered into with the Company. The complaint purportedly seeks, somewhat inconsistently, injunctive relief for damages incurred by the plaintiffs as a result of such breaches. Contemporaneously therewith, Mr. Harvey resigned as CEO of our V Georgio, Inc. subsidiary. The Company believes that the plaintiffs' claims are without merit, that it has various defenses and potential counterclaims against the plaintiffs and will vigorously defend against this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The terms "SOUTH BEACH SPIRITS", the "COMPANY," "WE," "OUR," "US" or any derivative or similar terms used herein, refer to South Beach Spirits, Inc. and its wholly-owned subsidiary, V Georgio, Inc.

NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q of South Beach Spirits, Inc. fka CME Realty, Inc. for the three and six month periods ended August 31, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of
Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "FUTURE," "INTENDS" and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by South Beach Spirits. Financial information provided in this Form 10-Q for periods subsequent to February 28, 2015 is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

INTRODUCTION

South Beach Spirits was incorporated in the state of Nevada on August 10, 2012 under the name "CME REALTY, INC." and its year-end is February 28. The Company's initial plan of operations was to engage in providing real estate services for the Las Vegas residential market. The Company was unable to implement this plan of operations for a number of reasons, including without limitation, the inability to raise sufficient capital.

In light of the foregoing, on February 13, 2015, Carlos Espinosa, the principal shareholder and sole director and executive officer of the Company, sold 50,000,000 shares of the Company's common stock held by him (the "CME SHARES") to Kenneth McLeod for $252,000. The CME Shares represented 74.13% of the Company's issued and outstanding common stock. Contemporaneously therewith, Mr. Espinosa resigned as an officer of the Company and appointed Mr. McLeod as a director, President and Secretary-Treasurer of the Company. Subsequently, Mr. Espinosa resigned as a director of the Company. As a result of the foregoing, a "CHANGE IN CONTROL" of the Company was deemed to have taken place.

On March 17, 2015, the Company implemented a five-for-one split of our common stock in the form of a stock dividend to shareholders on record at the close of business on March 9, 2015. In connection therewith, shareholders as of that date received four additional shares of the Company's common stock for each share held by them as of the record date. Unless otherwise indicated, all share numbers and per-share numbers in this report have been retroactively adjusted to give effect to the March 2015 stock split.

On April 22, 2015, the Company entered into a letter of intent to acquire all of the capital stock of Rock N' Roll Imports, Inc., a California corporation ("RNR") engaged in alcoholic beverage development, marketing and distribution in exchange for (a) the issuance of 50,000,000 shares of the Company's common stock and (b) the contemporaneous contribution to the Company's capital of the CME Shares held by Mr. McLeod. On August 6, 2015, the Company terminated the letter of intent with RNR as a result of the inability to agree upon the terms of definitive transaction documentation.

On July 10, 2015, the Company approved, authorized and adopted an amendment to the Company's Articles of Incorporation to change its name from "CME REALTY, INC." to "SOUTH BEACH SPIRITS, INC." The name change was effective on September 9, 2015.

On August 6, 2015 the Company entered into a letter of intent to acquire the worldwide intellectual property and related assets of V Georgio Vodka, an ultra-premium brand of traditional and flavored vodkas from Victor G. Harvey, Sr., the brand's founder, in exchange for 1,400,000 "RESTRICTED" shares of the Company's common stock and $1,000,000, payable over a scheduled payment period. In connection with the proposed transaction, 25,000,000 "RESTRICTED" shares of common stock were to be returned by the Company's principal shareholder for cancellation. Following completion of the transaction, the Company intends to relaunch, market, and distribute V Georgio Vodka through, V Georgio, Inc., a newly formed, wholly-owned subsidiary of the Company and to focus on other opportunities in the alcoholic beverage industry.

On August 25, 2015, the Company entered into an Asset Purchase Agreement with Victor G. Harvey, Sr., and V Georgio Enterprises, LLC, a limited liability company owned by him to acquire worldwide intellectual property, rights, and other assets relating to the V Georgio brand. In conjunction with the Asset Purchase Agreement, V Georgio, Inc., the Company's newly-formed subsidiary, entered into an employment agreement with Victor G. Harvey, Sr. to serve as CEO of the subsidiary for an initial period of three years with a base salary of $120,000 per annum which contains confidentiality, non-competition and non-solicitation covenants.

Upon consummation of the acquisition, the Company also entered into an employment agreement with Vincent Prince, to serve as its CFO for an initial period of three years with a base salary of $120,000 per annum which contains confidentiality, non-competition and non-solicitation covenants. Contemporaneously therewith, the Company entered into a consulting agreement with LandAmerica Holdings & Investments Group, LLC, and its principal Vincent Prince, for services rendered since March 1, 2015 and prior to consummation of the acquisition of the V Georgio brand, with respect to business development, strategic planning, evaluating business opportunities in the alcoholic beverage industry, assisting management in structuring and potential business development opportunities, and providing such other corporate advisory consulting services as management requested. In consideration for the performance of the services completed at August 31, 2015, the Company has agreed to pay the consultant a fee of $175,000.

Following the consummation of the acquisition of the V Georgio brand, Kenneth McLeod, returned 24,892,000 shares of "RESTRICTED" common stock held by him to the Company for cancellation and sold 25,000,000 shares of "RESTRICTED" common stock held by him to Vincent Prince, resulting in an additional "CHANGE IN CONTROL" having taken place.

See "NOTE 6 - SUBSEQUENT EVENTS" of this Report with respect to certain PRO SE litigation instituted by Victor G Harvey, Sr. and V Georgio Enterprises, LLC against the Company in October 2015, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and certain collateral documentation executed and delivered in connection with the Company's acquisition of the V Georgio brand.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 2015 AND 2014

The Company did not have any revenues or operating income for the three and six month periods ended August 31, 2015 and 2014. Operating expenses for the three-month periods ended August 31, 2015 and 2014 were $1,680,654 and $5,395 respectively. Operating expenses for the six-month periods ended August 31, 2015 and 2014 were $1,816,307 and $9,893, respectively. These expenses were comprised of costs mainly associated with legal, accounting and office operations, with the additional impairment of intangible assets at August 31, 2015. Prior to the completion of the acquisition of the V Georgio brand in August 2015, operating expenses were minimized and primarily related to expenses associated with our public filing requirements, the proposed and subsequently terminated acquisition of RNR during the 2015 periods and the completed acquisition of the V Georgio brand in August 2015. We anticipate that these expenses will increase as we transition into operations focused on the development, manufacture, marketing and sale of alcoholic beverages.

LIQUIDITY AND CAPITAL RESOURCES

The Company initially financed its expenses and costs thus far through an equity investment and funding from its founder. We received a Notice of Effectiveness of our Registration Statement on Form S-1 from the Securities and Exchange

Commission on October 2, 2013, pursuant to which we sold 4,000,000 shares of common stock at a fixed price of $0.002 per share. The offering closed on January 10, 2014 and generated $40,000 in gross proceeds for the Company.

As the Company has proceeded with implementing its business plan to engage in the alcoholic beverage industry, it has secured additional capital through loans or having expenses paid by a shareholder and a non-related party, which obligations aggregated $86,637 and $36,606, respectively as of August 31, 2015. These loans are not secured, are due on demand, and carry no interest. Subsequent to August 31, 2015, these loans were converted into 166,600 and 70,400 shares of "RESTRICTED" common stock, respectively, at an effective conversion rate of $0.52 per share.

Subsequent to August 31, 2015, the Company has not sold any "RESTRICTED" shares of its common stock to investors. Shares, when sold, will be sold in a private placement pursuant to the exemption from registration afforded by Section
4(a)(2) of the Securities Act of 1933, as amended. The Company expects to continue to effect additional private sales of its securities in order to generate capital for implementing its business plan. There can be no assurance given, however, that the Company will be able to do so on acceptable terms, or at all. Failure to secure financing when needed on acceptable terms will impair the Company's ability to implement its business plan and may significantly harm its operations and prospects.

OFF BALANCE SHEET ARRANGEMENTS

We have no known demands or commitments and are not aware of any events or uncertainties as of August 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

For a full description of our critical accounting policies, please refer to "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in our Annual Report on Form 10-K for the year ended February 28, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended ( the "EXCHANGE ACT"), we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Acting Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of August 31, 2015, has concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors (although the Company added an independent director subsequent to August 31, 2015), resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Moreover, current management is dominated by a single individual, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 19, 2015, the Company was served with a PRO SE legal action filed by Victor G. Harvey, Sr. and his wholly-owned limited liability company, V Georgio Enterprises, LLC, in Circuit Court, Broward County, Florida, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and related agreements entered into with the Company. The complaint purportedly seeks, somewhat inconsistently, injunctive relief for damages incurred by the plaintiffs as a result of such breaches. Contemporaneously therewith, Mr. Harvey resigned as CEO of our V Georgio, Inc. subsidiary. The Company believes that the plaintiffs' claims are without merit, that it has various defenses and potential counterclaims against the plaintiffs and will vigorously defend against this action.

ITEM 1A. RISK FACTORS

Reference is made to "ITEM 1A. RISK FACTORS" in our Annual Report on Form 10-K for the year ended February 28, 2015.

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

----------
To be filed by amendment.

(b) Reports on Form 8-K

None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOUTH BEACH SPIRITS, INC.
                                           F/K/A CME REALTY, INC.


Date: October 23, 2015                     By: /s/ Vincent Prince
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Executive (Acting),
                                               Financial and Accounting Officer)