Form 10-Q/A
period 2015-08-31
South Beach Spirits, Inc.
filed 2015-10-26
CIK 1572840

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

                                Explanatory Note

The purpose of the within amendment is to provide XBRL tagging of the financial statements included herein and to correct certain inadvertent errors in the "Liquidity and Capital Resources" subsection of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this report.

ITEM 1.  FINANCIAL STATEMENTS

                            South Beach Spirits,Inc.
                           (formerly CME Realty Inc.)
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

                            South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
                       Condensed Statements of Operations

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

                           South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
                  Statements of Stockholders' Equity (Deficit)
             from Inception (August 10, 2012) to September 30, 2015

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

                           South Beach Spirits, Inc.
                           (formerly CME Realty Inc.)
                       Condensed Statements of Cash Flows

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

See "Note 7 - Subsequent Event" with respect to certain pro se litigation instituted by Victor G Harvey, Sr. and V Georgio Enterprises, LLC against the Company in October 2015, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and certain collateral documentation executed and delivered in connection with the Company's acquisition of the V Georgio brand.

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

See "NOTE 7 - SUBSEQUENT EVENTS" of this Report with respect to certain PRO SE litigation instituted by Victor G Harvey, Sr. and V Georgio Enterprises, LLC against the Company in October 2015, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and certain collateral documentation executed and delivered in connection with the Company's acquisition of the V Georgio brand.

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

As the Company has proceeded with implementing its business plan to engage in the alcoholic beverage industry, it has secured additional capital through loans or having expenses paid by third parties, which obligations aggregated $123,243 as of August 31, 2015. These loans are not secured, are due on demand, and carry no interest. Subsequent to August 31, 2015, these loans were converted into 237,000 shares of "RESTRICTED" common stock at an effective conversion rate of $0.52 per share. These shares were issued pursuant to the exemption from registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended. The Company expects to effect private sales of its securities in order to generate additional capital for implementing its business plan. There can be no assurance given, however, that the Company will be able to do so on acceptable terms, or at all. Failure to secure financing when needed on acceptable terms will impair the Company's ability to implement its business plan and may significantly harm its operations and prospects.

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

                                           SOUTH BEACH SPIRITS, INC.
                                           F/K/A CME REALTY, INC.


Date: October 26, 2015                     By: /s/ Vincent Prince
                                               ---------------------------------
                                               Chief Financial Officer
                                               (Principal Executive (Acting),
                                               Financial and Accounting Officer)