Form 10-Q
period 2015-11-30
South Beach Spirits, Inc.
filed 2016-01-20
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2015

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

               1411 Sawgrass Parkway, Suite B, Sunrise, FL 333231
                    (Address of Principal Executive Offices)

                                 (800) 670-3879
                           (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 19, 2016: 46,400,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

Transitional Small Business Disclosure Format (Check One) YES [ ] NO [X]

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements                                              3

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        13

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

    Item 4.  Control and Procedures                                           18

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                18

    Item 1A. Risk Factors                                                     18

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      18

    Item 3.  Defaults Upon Senior Securities                                  19

    Item 4.  Mine Safety Disclosures                                          19

    Item 5.  Other Information                                                20

    Item 6.  Exhibits and Reports on Form 8-K                                 20

SIGNATURE                                                                     20

ITEM 1. FINANCIAL STATEMENTS

                            South Beach Spirits,Inc.
                               fka CME Realty Inc.
                            Condensed Balance Sheets

                                                                                       November 30,           February 28,
                                                                                           2015                   2015
                                                                                       ------------           ------------
                                                                                        (Unaudited)
ASSETS

Current Assets
  Cash                                                                                 $         --           $         --
                                                                                       ------------           ------------
TOTAL CURRENT ASSETS                                                                             --                     --
                                                                                       ------------           ------------

TOTAL ASSETS                                                                           $         --           $         --
                                                                                       ============           ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
  Bank overdraft                                                                       $      1,921           $         --
  Account payable and accrued expenses                                                      110,467                  6,000
  Loan payable                                                                               47,977                     --
  Convertible prom notes  (net of unamortized discount of $7,500)                            83,187                     --
  Amount due to seller                                                                      910,000                     --
  Amount due to related party                                                               175,000                     --
                                                                                       ------------           ------------
TOTAL CURRENT LIABILITIES                                                                 1,328,552                  6,000
                                                                                       ------------           ------------

TOTAL LIABILITIES                                                                         1,328,552                  6,000
                                                                                       ------------           ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock, $0.001 Par Value
    Authorized Common Stock
     75,000,000 shares at $0.001
    Issued and Outstanding
     46,400,000 Common Shares at August 31, 2015 & 70,000,000 at February 28, 2015           46,400                 70,000
  Additional paid in capital                                                                617,453                  7,202
  Accumulated deficit                                                                    (2,021,857)               (83,202)
                                                                                       ------------           ------------
SUBTOTAL                                                                                 (1,358,004)                (6,000)
                                                                                       ------------           ------------
Treasury Shares
  29,451,782 Shares Issued and Outstanding at November 30, 2015 and Zero
   at February 28, 2015                                                                $     29,452                     --
                                                                                       ------------           ------------
TOTAL STOCKHOLDERS' DEFICIT                                                              (1,328,552)                    --
                                                                                       ------------           ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                              $         --           $         --
                                                                                       ============           ============

              The accompanying notes are an integral part of these
                        condensed financial statements.
    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                            South Beach Spirits, Inc.
                               fka CME Realty Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                          For the           For the           For the           For the
                                                        three months      three months      nine months       nine months
                                                           ended             ended             ended             ended
                                                        November 30,      November 30,      November 30,      November 30,
                                                            2015              2014              2015              2014
                                                        ------------      ------------      ------------      ------------
REVENUE
  Revenues                                              $         --      $         --      $         --      $         --
                                                        ------------      ------------      ------------      ------------
Total Revenues                                                    --                --                --                --
                                                        ------------      ------------      ------------      ------------
EXPENSES
  General and Administrative expense                          59,763               425           100,409             1,523
  Professional fees                                           58,435             4,970           352,286             8,370
  Officer salary                                               4,150                --            38,100                --
  Impairment loss                                                 --                --         1,447,860                --
                                                        ------------      ------------      ------------      ------------
Total Expenses                                               122,348             5,395         1,938,655             9,893
                                                        ------------      ------------      ------------      ------------

INCOME/LOSS FROM OPERATIONS                                 (122,348)           (5,395)       (1,938,655)           (9,893)

Provision for income taxes                                        --                --                --                --
                                                        ------------      ------------      ------------      ------------

NET INCOME/LOSS                                         $   (122,348)     $     (5,395)     $ (1,938,655)     $     (9,893)
                                                        ============      ============      ============      ============

Basic and diluted loss per common share                 $      (0.00)     $      (0.00)     $      (0.03)     $      (0.00)
                                                        ============      ============      ============      ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING      54,380,220        70,000,000        64,831,273        70,000,000
                                                        ============      ============      ============      ============


              The accompanying notes are an integral part of these
                        condensed financial statements.
    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                            South Beach Spirits, Inc.
                               fka CME Realty Inc.
                  Statements of Stockholders' Equity (Deficit)
              from Inception (August 10, 2012) to November 30, 2015

                                                                                                        Deficit
                                                                                                      Accumulated
                                        Common Stock               Treasury Stock       Additional     During the
                                     Number of                  Number of                Paid-In      Development
                                      Shares       Amount        Shares      Amount      Capital         Stage            Total
                                      ------       ------        ------      ------      -------         -----            -----
Balance, February 28, 2015          70,000,000    $ 70,000      5,000,000   $ 5,000     $  2,202      $   (83,202)    $    (6,000)

Shares issued per Asset agrmt
 on Sept 18, 2015                    1,400,000       1,400                               446,460                          447,860

Treas shares issued for debt
 on Sept 30, 2015 @0.15                                          (28,000)       (28)      15,028                           15,000

Treas shares issued for debt
 on Oct 1, 2015 @0.52 (yr avg)                                  (160,000)      (160)      86,797                           86,637

Treas shares issued for debt
 on Oct 1, 2015 @0.52 (yr avg)                                   (70,400)       (70)      36,676                           36,606

Treas shares issued for debt
 on Oct 1, 2015 @0.165 (yr avg)                                 (181,818)      (182)      30,182                           30,000

Shares returned to treas per
 separation agrmt Oct 1, 2015      (25,000,000)    (25,000)    25,000,000    25,000                                            --

Treas shares returned to former
 officer per sep agrmt on
 Oct 1, 2015                                                     (108,000)     (108)         108                               --

Net (Loss) for period ended
 November 30, 2015                                                                                     (1,938,655)     (1,938,655)
                                   -----------    --------    -----------   -------     --------      -----------     -----------

Balance, November 30, 2015          46,400,000    $ 46,400     29,451,782   $29,452     $617,453      $(2,021,857)    $(1,328,552)
                                   ===========    ========    ===========   =======     ========      ===========     ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.
    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                           South Beach Spirits, Inc.
                              fka CME Realty Inc.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                             For the                   For the
                                                           nine months               nine months
                                                              ended                     ended
                                                           November 30,              November 30,
                                                               2015                      2014
                                                           ------------              ------------
OPERATING ACTIVITIES
  Net Loss                                                 $ (1,938,655)             $     (9,893)
  Adjustments to reconcile Net Loss
   to net cash used in operations:
     Amortization of debt discount                                7,500                        --
     Impairment loss                                          1,447,860                        --
  Changes in operating assets and liabilities
     Bank overdraft                                               1,921                        --
     Account payable and accrued expenses                       104,467                    (3,963)
     Change in related Party Payable                            175,000                        --
                                                           ------------              ------------
Net cash used in operating activities                          (201,907)                  (13,856)
                                                           ------------              ------------
FINANCING ACTIVITIES
  Payment on note payable to seller                             (90,000)                       --
  Proceeds from NP-related                                      101,781                        --
  Repayment to NP-related                                          (144)                       --
  Priceeds from NP                                              115,583                        --
  Repayment to NP                                                (1,000)                    6,700
  Proceeds from convertible notes                                75,687                        --
                                                           ------------              ------------
Net cash provided by financing activities                       201,907                     6,700
                                                           ------------              ------------

Net increase(decrease) in cash for period                            --                    (7,156)

Cash at beginning of period                                          --                     9,404
                                                           ------------              ------------

Cash at end of period                                      $         --              $      2,248
                                                           ============              ============

Supplemental Cash Flow Information and
noncash Financing Activities:

Cash Paid For:
  Treasury shares issued per debt conversion               $    168,243              $         --
                                                           ============              ============
  Shares issued per asset agreement                        $    447,860              $         --
                                                           ============              ============
  Note payable to seller for asset acquisition             $  1,000,000              $         --
                                                           ============              ============
  Shares returned to treasury                              $     25,000              $         --
                                                           ============              ============
  Shares returned to former officer                        $        108              $         --
                                                           ============              ============


              The accompanying notes are an integral part of these
                        condensed financial statements.
    On Feb 23, 2015, the Company approved a 5:1 forward split which has been retroactively presented in these financial stmts.

                            South Beach Spirits, Inc.
                           (Formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                November 30, 2015


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

In furtherance of its plan to focus on opportunities in developing and marketing spirts, on August 25, 2015 the Company entered into an Asset Purchase Agreement to acquire the worldwide intellectual property and related assets of V Georgio Vodka, an ultra-premium brand of traditional and flavored vodkas from Victor G. Harvey, Sr., the brand's founder and a limited liability company owned by him, in exchange for 1,400,000 "restricted" shares of the Company's common stock and $1,000,000 in cash, payable over a scheduled payment period. In connection with the proposed transaction, 25,000,000 "restricted" shares of common stock were to be returned by the Company's principal shareholder for cancellation. A subsidiary of the Company, formed to exploit the V Georgio brand also, entered into an employment agreement with Victor G. Harvey, Sr. to serve as CEO of the subsidiary for an initial period of three years with a base salary of $120,000 per annum. The employment agreement contained confidentiality, non-competition and non-solicitation covenants. Subsequent thereto, the Company learned of certain breaches of material representations and warranties made by Mr. Harvey

                            South Beach Spirits, Inc.
                           (Formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                November 30, 2015


in the Asset Purchase Agreement, as well as breaches in his duties as the subsidiaries CEO. On October 13, 2015, Mr. Harvey resigned his position and the Company terminated the transaction.

On August 25, 2015, the Company also entered into an employment agreement with Vincent Prince, to serve as its CFO for an initial period of three years with a base salary of $120,000 per annum. The employment agreement contains confidentiality, non-competition and non-solicitation covenants. Contemporaneously therewith, the Company entered into a consulting agreement with LandAmerica Holdings & Investments Group, LLC, and its principal Vincent Prince, for services rendered since March 1, 2015 and prior to the date of the employment agreement, with respect to business development, strategic planning, evaluating business opportunities in the alcoholic beverage industry, assisting management in structuring and potential business development opportunities, and providing such other corporate advisory consulting services as management requested. In consideration for the performance of the services, the Company has agreed to pay the consultant a fee of $175,000 for services completed on the Company's behalf.

On September 29, 2015, the Company authorized an increase in the number of members of the Company's Board of Directors to three, and appointed Martin D. Ustin to serve as a member of the Board until the next annual meeting or until his successor is duly elected.

On October 1, 2015, Kenneth McLeod, the Company's former President returned 25,000,000 shares of "restricted" common stock held by him to the Company for cancellation and sold 25,000,000 shares of "restricted" common stock held by him to Vincent Prince, resulting in an additional "change in control" having taken place. Contemporaneously therewith, Mr. McLeod resigned as CEO and director of the Company, but remains with the Company in a non-managerial position. As previously agreed upon, he converted the entire debt owed to him ($101,637) into 188,000 shares of the Company's common stock, see Note 4 - Related Party Transactions, for additional information.

On October 19, 2015, the Company was served with a pro se legal action filed by Victor G. Harvey, Sr. and his wholly-owned limited liability company, V Georgio Enterprises, LLC, in Circuit Court, Broward County, Florida, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and related agreements entered into with the Company. The complaint sought, somewhat inconsistently, injunctive relief for damages incurred by the plaintiffs because of such breaches. On December 8, 2015, the Court dismissed the complaint on various grounds, with leave to refile. The Company has been advised that the plaintiffs have refiled an amended complaint (which has not been served) with the Court. South Beach intends to vigorously defend against the allegations of the complaint, as well as counterclaim against the plaintiffs and/or take other action to redress the damage suffered by the Company as a result of the plaintiffs' breach of the agreements.

On October 19, 2015, the Company entered into an Equity Purchase Agreement and Convertible Promissory Note with Premier Venture Partners, LLC. Per the Equity Purchase Agreement, Premier agrees to invest up to seven million dollars ($7,000,000) to purchase the Company's common stock, par value $0.001 per share. The Convertible Promissory Note states that Premier will pay to SBES the amount of $70,000 at 5% annual interest. At November 30, 2015, no investment has been made.

On November 27, 2015, the Company approved entering into a Securities Purchase Agreement and an 8% Convertible Redeemable Note with Adar Bays. The Security Purchase Agreement calls for the issuance of two Convertible Redeemable Notes in the amount of $35,000 each, at 8%. As of November 30, 2015, no funds were received.

                            South Beach Spirits, Inc.
                           (Formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                November 30, 2015


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a history of losses and incurred losses of $1,938,655 for the nine-month period ending November 30, 2015. Losses have resulted in an accumulated deficit of $2,021,857 as of November 30, 2015. From inception through November 30, 2015, the Company has had no revenue producing operations and has not commenced its business plan. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2015 audited financial statements. The results of operations for the three and six month periods ended November 30, 2015 and the same periods last year are not necessarily indicative of the operating results for the full year.

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

                            South Beach Spirits, Inc.
                           (Formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                November 30, 2015


In addition to the recoverability assessment, we routinely review the remaining estimated useful lives of amortizable intangible assets. If we reduce the estimated useful life assumption for any asset, the remaining unamortized balance would be amortized or depreciated over the revised estimated useful life.

For nine-month period ended November 30, 2015, the amount of impairment is $1,447,860.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 1, 2015, the Company approved compensation to the (former) President at $1,250 per week for services performed. On October 1, 2015, Mr. McLeod resigned as CEO and director of the Company, but remains with the Company in a non-managerial position. At November 30, 2015 and February 28, 2015, the Company has paid 38,100 and $0, respectively.

Pursuant to the Asset Purchase Agreement with Victor G. Harvey, Sr. and V Georgio Enterprises, the Company has paid $90,000, and has an amount due to seller of $910,000, which is payable per the asset purchase agreement. In connection with this transaction, the Company recorded an intangible asset in the amount of $1,000,000. A full impairment was recorded at August 31, 2015 due to the absence of an independent third party valuation report.

As of November 30, 2015, the Company has made payments totaling $10,000 pursuant to the employment agreement with Victor G. Harvey, Sr. On October 13, 2015, Mr. Harvey resigned from his position.

The Company is also party to an employment agreement with Vincent Prince, to serve as its CFO for an initial period of three years with a base salary of $120,000 per annum. The employment agreement contains confidentiality, non-competition and non-solicitation covenants. As of November 30, 2015, the Company has made payments totaling $30,000 per the employment agreement with Vincent Prince.

The Company has accrued $175,000 payable to LandAmerica Holdings & Investments Group, LLC, an affiliate of Vincent Prince for business development consulting services performed from March 1, 2015 through August 31, 2015. At November 30, 2015, no payments have been made against this liability.

For the nine-month period ended November 30, 2015, a shareholder had paid expenses on behalf of the Company in the amount of $101,637, ($0 at February 28, 2015). These loans are not secured, are due on demand, and carry no interest. On October 1, 2015, the shareholder converted this debt into 188,000 common shares per his separation agreement. At November 30, 2015, $0 was owed to the shareholder.

In May 2015, the Company entered into a rental agreement with a related party for office space at $500 per month. This agreement was cancelled in favor of a new lease agreement entered into in November 2015. At August 31, 2015, the Company had paid a total of $1,750 in rental expense. No additional rent has been paid per this agreement as of November 30, 2015.

On November 9, 2015, the Company entered into a lease agreement with a related party for office space at $1600 per month. As of November 30, 2015, the Company had paid $2488 in prorated rent and security deposits.

                            South Beach Spirits, Inc.
                           (Formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                November 30, 2015


NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. At November 30, 2015 and February 28, 2015, 46,400,000 and 70,000,000
common shares are issued and outstanding, respectively.

On September 18, 2015, the company issued 1,400,000 "restricted" shares of common stock valued at $447,860 to Victor Harvey Sr. pursuant to the August 25, 2015 Asset Purchase Agreement.

On September 30, 2015, the company issued 28,000 shares of treasury stock to a former officer in exchange for $15,000 in debt.

On October 1, 2015, the former officer returned 25,000,000 shares of "restricted" common stock held by him to the Company's treasury shares and sold 25,000,000 shares of "restricted" common stock held by him to Vincent Prince, resulting in an additional "change in control" having taken place. Immediately, 108,000 treasury shares were returned to him pursuant to his separation agreement.

On October 1, 2015, the company issued 160,000 shares of treasury stock to a former officer in exchange for $86,637 in debt.

On October 1, 2015, the company issued 70,400 shares of treasury stock to a non-related party in exchange for $36,606 in debt.

On October 1, 2015, the company issued 181,818 shares of treasury stock to a non-related party in exchange for $30,000 in debt.

As of November 30, 2015, there are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6 - LOANS PAYABLE

For the nine-months ended November 30, 2015, a non-related party had loaned and/or paid expenses on behalf of the Company in the amount of $114,583, ($0 at February 28, 2015). These loans are not secured, are due on demand, and carry no interest. On October 1, 2015, the party agreed to convert $36,606 of this debt into 70,400 shares of the Company's common treasury stock at $0.52, per share, the average closing price for the trailing twelve months, and the remaining $30,000 into 181,818 shares of the Company's common treasury stock at $0.165 per share. At November 30, 2015, $47,977 was owed to the party for additional loans for which shares have yet to be issued.

On November 3, 2015, the Company approved entering into a 10% Convertible Promissory Note with Iconic Holdings, LLC for up to $110,000 to be repaid or converted into the Company's Common Stock. This note includes a 10% original issue discount ("OID") and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. The conversion price per share shall be lower of $0.05 or 50% of the lowest trading price during the 25 consecutive trading days prior to the date of notice of conversion.

                            South Beach Spirits, Inc.
                           (Formerly CME Realty Inc.)
          Notes to the Unaudited Condensed Interim Financial Statements
                                November 30, 2015


At November 30, 2015, the Company had received a loan of $27,729, which includes an OID of $2,500 which was expensed in the period ending November 30, 2015, expense reimbursement of $1,875, and interest of $229.

On October  29,  2015,  the Company  approved  entering  into a 10%  Convertible
Promissory Note with Typenex Co-Investment, LLC, up to $170,000 in three tranches, which includes a 10% OID and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. The conversion price per share shall be $0.40. If Market Cap falls below $10 million, the conversion price shall equal to the lower of $0.40 and the market price as of date of conversion.

As of November 30, 2015, the Company had received a loan of $55,458 which includes an OID of $5,000 which was expensed in the period ending November 30, 2015, expense reimbursement of $3,750, and interest of $458.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms "SOUTH BEACH SPIRITS," the "COMPANY," "WE," "OUR," "US" or any derivative or similar terms used herein, refer to South Beach Spirits, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of South Beach Spirits for the three and nine month periods ended November 30, 2015 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

In furtherance of its plan to focus on opportunities in developing and marketing spirts, on August 25, 2015 the Company entered into an Asset Purchase Agreement to acquire the worldwide intellectual property and related assets of V Georgio Vodka, an ultra-premium brand of traditional and flavored vodkas from Victor G. Harvey, Sr., the brand's founder and a limited liability company owned by him, in exchange for 1,400,000 "restricted" shares of the Company's common stock and $1,000,000 in cash, payable over a scheduled payment period. In connection with the proposed transaction, 25,000,000 "RESTRICTED" shares of common stock were to be returned by the Company's principal shareholder for cancellation. A subsidiary of the Company, formed to exploit the V Georgio brand also, entered into an employment agreement with Victor G. Harvey, Sr. to serve as CEO of the subsidiary for an initial period of three years with a base salary of $120,000 per annum. The employment agreement contained confidentiality, non-competition and non-solicitation covenants. Subsequent thereto, the Company learned of certain breaches of material representations and warranties made by Mr. Harvey in the Asset Purchase Agreement, as well as breaches in his duties as the subsidiaries CEO. On October 13, 2015, Mr. Harvey resigned his position and the Company terminated the transaction.

On August 25, 2015, the Company also entered into an employment agreement with Vincent Prince, to serve as its CFO for an initial period of three years with a base salary of $120,000 per annum. The employment agreement contains confidentiality, non-competition and non-solicitation covenants.

Contemporaneously therewith, the Company entered into a consulting agreement with LandAmerica Holdings & Investments Group, LLC, and its principal Vincent Prince, for services rendered since March 1, 2015 and prior to the date of the employment agreement, with respect to business development, strategic planning, evaluating business opportunities in the alcoholic beverage industry, assisting management in structuring and potential business development opportunities, and providing such other corporate advisory consulting services as management requested. In consideration for the performance of the services, the Company has agreed to pay the consultant a fee of $175,000 for services completed on the Company's behalf.

On September 29, 2015, the Company authorized an increase in the number of members of the Company's Board of Directors to three, and appointed Martin D. Ustin to serve as a member of the Board until the next annual meeting or until his successor is duly elected.

On October 1, 2015, Kenneth McLeod, the Company's former President returned 25,000,000 shares of "RESTRICTED" common stock held by him to the Company for cancellation and sold 25,000,000 shares of "RESTRICTED" common stock held by him to Vincent Prince, resulting in an additional "change in control" having taken place. Contemporaneously therewith, Mr. McLeod resigned as CEO and director of the Company, but remains with the Company in a non-managerial position. As previously agreed upon, he converted the entire debt owed to him into 188,000 shares of the Company's common stock

On October 19, 2015, the Company was served with a pro se legal action filed by Victor G. Harvey, Sr. and his wholly-owned limited liability company, V Georgio Enterprises, LLC, in Circuit Court, Broward County, Florida, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and related agreements entered into with the Company. The complaint sought, somewhat inconsistently, injunctive relief for damages incurred by the plaintiffs because of such breaches. On December 8, 2015, the Court dismissed the complaint on various grounds, with leave to refile. The Company has been advised that the plaintiffs have refiled an amended complaint (which has not been served) with the Court. South Beach intends to vigorously defend against the allegations of the complaint, as well as counterclaim against the plaintiffs and/or take other action to redress the damage suffered by the Company as a result of the plaintiffs' breach of the agreements.

On October 19, 2015, the Company entered into an Equity Purchase Agreement and Convertible Promissory Note with Premier Venture Partners, LLC. Per the Equity Purchase Agreement, Premier agrees to invest up to seven million dollars ($7,000,000) to purchase the Company's common stock, par value $0.001 per share. The Convertible Promissory Note states that Premier will pay to SBES the amount of $70,000 at 5% annual interest. At November 30, 2015, no investment has been made.

On October 29, 2015, the Company entered into a 10% Convertible Promissory Note with Typeset Co-Investment, LLC, up to $170,000 in three tranches, which includes a 10% original issued discount ("OID") and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. As of November 30, 2015, the Company had booked a loan of $55,458 which includes an OID of $5,000 expense reimbursement of $3,750, and interest of $458.34.

On November 3, 2015, the Company entered into a 10% Convertible Promissory Note with Iconic Holdings, LLC for up to $110,000 to be repaid or converted into the Company's common stock. This note includes a 10% OID and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. At November 30, 2015, the Company had booked a loan of $27,729, which includes an OID of $2,500 expense reimbursement of $1,875, and interest of $229.

On November 27, 2015, the Company entered into a Securities Purchase Agreement and an 8% Convertible Redeemable Note with Adar Bays. The Securities Purchase Agreement calls for the issuance of two Convertible Redeemable Notes in the amount of $35,000 each, at 8%. As of November 30, 2015, no funds were received.

On December 3, 2015, the Company entered into a letter of intent to acquire a 50% equity interest in Striped Pig Distillery, LLC, from certain of its members, in exchange for the issuance of 1,500,000 "RESTRICTED" shares of SBES common stock. In addition, the letter of intent contemplates SBES making a $300,000 cash working capital contribution to Striped Pig.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED NOVEMBER 30, 2015 AND 2014

The Company did not have any revenues or operating income for the three and nine month periods ended November 30, 2015 and 2014. Operating expenses for the three-month periods ended November 30, 2015 and 2014 were $122,348 and $5,395 respectively. Operating expenses for the nine-month periods ended November 30, 2015 and 2014 were $1,938,655 and $9,893, respectively. These expenses were comprised of costs mainly associated with legal, accounting and office operations, with the additional impairment of intangible assets at August 31, 2015. During the 2014 periods expenses were minimized and primarily related to expenses associated with our public filing requirements. During the 2015 periods, operating expenses increased as a result of the terminated RNR and V Georgio brand acquisitions, as well as subsequent efforts to implement the Company's business plan. We anticipate that these expenses will increase as we transition into operations focused on the development, manufacture, marketing and sale of alcoholic beverages, through transactions such as the proposed acquisition of a 50% equity interest in Striped Pig Distillery, LLC.

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

As the Company has proceeded with implementing its business plan to engage in the alcoholic beverage industry, it has secured additional capital through unsecured demand loans or having expenses paid by third parties aggregating $216,220. As at November 30, 2015, $168,243 of these obligations have been converted into 28,000, 160,000, 70,400, and 181,818 shares of common treasury stock at an effective conversion rate of $0.15, $0.52, $0.52, and $0.165 per share, respectively. Total owing to a non-related party at November 30, 2015, is $47,977.

During the three months ended November 30, 2015, the Company also entered into the various agreements to described under "INTRODUCTION" above to privately issue convertible debt or equity, which generated an aggregate of $69,375 in proceeds, net of discounts and associated fees, during such period.

All of the foregoing securities were issued pursuant to the exemption from registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended and Regulation D thereunder.

The Company expects to effect additional private sales of its equity and debt securities in order to generate additional capital for implementing its business plan. There can be no assurance given, however, that the Company will be able to do so on acceptable terms, or at all. Failure to secure financing when needed on acceptable terms will impair the Company's ability to implement its business plan and may significantly harm its operations and prospects.

OFF-BALANCE SHEET ARRANGEMENTS

We have no known demands or commitments and are not aware of any events or uncertainties as of November 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of November 30, 2015, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Moreover, current management is dominated by a two individuals, without adequate compensating controls.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM1. LEGAL PROCEEDINGS

See "NOTE 1 OF THE NOTES TO FINANCIAL STATEMENTS" and the "ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - INTRODUCTION" for an update on the status of litigation instituted against the Company Victor G. Harvey, Sr. and his wholly-owned limited liability company, V Georgio Enterprises, LLC, in Circuit Court, Broward County, Florida, with respect to the terminated V Georgio brand purchase transaction.

ITEM 1A. RISK FACTORS

Reference is made to "ITEM 1A. RISK FACTORS" in our Annual Report on Form 10-K for the year ended February 28, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     * On October 1, 2015, the Company issued 188,000 shares of treasury stock to a former officer in exchange for $101,637 in debt in two transactions, 160,000 shares for $86,637 and 28,000 shares for $15,000.

     * On October 1, 2015, the Company issued 70,400 shares of treasury stock to a non-related party in exchange for $36,606 in debt.

     * On October 1, 2015, the Company issued 181,818 shares of treasury stock to a non-related party in exchange for $30,000 in debt.

     * On October 19, 2015, the Company entered into an Equity Purchase Agreement and Convertible Promissory Note with Premier Venture Partners, LLC. Per the Equity Purchase Agreement, Premier agrees to invest up to seven million dollars ($7,000,000) to purchase the Company's common stock, par value $0.001 per share. The Convertible Promissory Note states that Premier will pay to SBES the amount of $70,000 at 5% annual interest. At November 30, 2015, no investment has been made.

     * On October 29, 2015, the Company entered into a 10% Convertible Promissory Note with Typenex Co-Investment, LLC, up to $170,000.00 in three tranches, which includes a 10% original issued discount ("OID") and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. As of November 30, 2015, the Company had booked a loan of $55,458 which includes an OID of $5,000.00 which was expensed in the period ending November 30, 2015, expense reimbursement of $3,750, and interest of $458.

     * On November 3, 2015, the Company entered into a 10% Convertible Promissory Note with Iconic Holdings, LLC for up to $110,000 to be repaid or converted into the Company's common stock. This note includes a 10% OID and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. At November 30, 2015, the Company had booked a loan of $27,729, which includes an OID of $2,500 which was expensed in the period ending November 30, 2015, expense reimbursement of $1,875, and interest of $229.

     * On November 27, 2015, the Company entered into a Securities Purchase Agreement and an 8% Convertible Redeemable Note with Adar Bays. The Securities Purchase Agreement calls for the issuance of two Convertible Redeemable Notes in the amount of $35,000.00 each, at 8%. As of November 30, 2015, no funds were received.

All of the foregoing securities were issued pursuant to the exemption from registration afforded by Section 4(a) (2) of the Securities Act of 1933, as amended and Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

101      Interactive Data files pursuant to Regulation S-T *

----------
To be filed by amendment.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOUTH BEACH SPIRITS, INC.


Date: January 19, 2016          By: /s/ Vincent Prince
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)