Form 10-Q/A
period 2015-11-30
South Beach Spirits, Inc.
filed 2016-01-20
CIK 1572840

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

                                Explanatory Note

The purpose of the within amendment is to provide XBRL tagging of the financial statements included herein. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

                                SOUTH BEACH SPIRITS, INC.


Date: January 20, 2016          By: /s/ Vincent Prince
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)