Form 10-Q/A
period 2013-08-31
South Beach Spirits, Inc.
filed 2017-07-05
CIK 1572840

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1 TO FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 333-187855

SOUTH BEACH SPIRITS, INC. F/K/A CME REALTY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-2084743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Sawgrass Parkway, Suite B, Sunrise, FL 333231

(Address of Principal Executive Offices)

(800) 670-3879

(Issuer's telephone number)

N/A

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      . NO  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES      . NO  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 7, 2014: 14,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES      . NO  X .

Transitional Small Business Disclosure Format (Check One) YES      . NO  X .

PURPOSE OF AMENDMENT

South Beach Spirits, Inc. f/k/a CME Realty, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2013, filed with the Securities and Exchange Commission on April May 9, 2014 (the “Form 10-Q”), solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the Company is a “shell” company (as defined in Rule 12b-2 of the Exchange Act). The cover page of this Form 10-Q/A correctly states that the Company is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which, as amended hereby, continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures contained therein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH BEACH SPIRITS, INC.

Date: June 30, 2017	By: /s/ Martin Ustin
Martin Ustin
President and Chief Executive Officer