Form 10-Q/A
period 2013-11-30
South Beach Spirits, Inc.
filed 2017-07-05
CIK 1572840

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

Commission File No.: 333-187855

SOUTH BEACH SPIRITS, INC. F/K/A CME REALTY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	46-2084743
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2014: 14,000,000 shares of common stock.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES      . NO  X .

Transitional Small Business Disclosure Format (Check One) YES      . NO  X .

PURPOSE OF AMENDMENT

South Beach Spirits, Inc. f/k/a CME Realty, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, filed with the Securities and Exchange Commission on April May 9, 2014 (the “Form 10-Q”), solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the Company is a “shell” company (as defined in Rule 12b-2 of the Exchange Act). The cover page of this Form 10-Q/A correctly states that the Company is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

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