Form 10-K
period 2018-02-28
South Beach Spirits, Inc.
filed 2019-01-10
CIK 1572840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended February 28, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

SOUTH BEACH SPIRITS, INC.

(Exact name of small business issuer as specified in its charter)

Commission File No. 001-36549

Nevada	462084743
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Datura St.,

West Palm Beach, FL 33401

(Address of Principal Executive Offices)

561-570-4301

(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to have been filed by the registrant during the preceding 12 months had it been subject to such filing requirements during the entirety of such period.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on February 28, 2018 was $162,816.

The number of shares outstanding of the registrant’s common stock, as of December 31, 2018 was 814,080,625.

.

FORM 10-K

Forward-Looking Statements

This report of South Beach Spirits for the year ended February 28, 2018 contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

ITEM 1. BUSINESS

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

On October 1, 2015, Kenneth McLeod, the Company's former President returned 25,000,000 shares of "RESTRICTED" common stock held by him to the Company for cancellation and sold 25,000,000 shares of "RESTRICTED" common stock held by him to Vincent Prince, resulting in an additional "change in control" having taken place. Contemporaneously therewith, Mr. McLeod resigned as CEO and director of the Company, but remains with the Company in a nonmanagerial position. As previously agreed upon, he converted the entire debt owed to him into 188,000 shares of the Company's common stock.

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

ITEM 1A. RISK FACTORS

Not Applicable for Smaller Reporting Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable for Smaller Reporting Company.

4

ITEM 2. PROPERTIES

The Company does not own or lease any property at the present time and has no agreements to acquire or lease any property. Our executive offices are located at 224 Datura Street, West Palm Beach, Florida 33401.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol SBES. The trading market for our common stock is limited and sporadic and few, trades occurred prior to the first quarter of fiscal 2018.

As of May 9, 2017 there were 26 record holders of all of our issued and outstanding shares of common stock.

We have not declared or paid any cash dividends on our common stock and do not intend to declare or pay any cash dividend in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable for Smaller Reporting Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

The Company did not have any revenues or operating income for the years ended February 28, 2018 and 2017. Operating expenses for the years ended February 28, 2018 and 2017 were $67,706 and $54,850 respectively. These expenses were comprised of costs mainly associated with legal, accounting and office operations, with the additional impairment of intangible assets at August 31, 2015. During the 2015 periods expenses were minimized and primarily related to expenses associated with our public filing requirements. During the 2015 periods, operating expenses increased as a result of the terminated RNR and V Georgio brand acquisitions, as well as subsequent efforts to implement the Company's business plan. We anticipate that these expenses will increase as we transition into operations focused on the development, manufacture, marketing and sale of alcoholic beverages, through transactions such as the proposed acquisition of a 50% equity interest in Striped Pig Distillery, LLC.

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

As the Company has proceeded with implementing its business plan to engage in the alcoholic beverage industry, it has secured additional capital through unsecured demand loans or having expenses paid by third parties aggregating $216,220. As at November 30, 2015, $168,243 of these obligations have been converted into 28,000, 160,000, 70,400, and 181,818 shares of common treasury stock at an effective conversion rate of $0.15, $0.52, $0.52, and $0.165 per share, respectively. Total owing to a non-related party at February 28, 2018, is $150,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this annual report immediately after the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of February 28, 2018, have concluded that as of such date the Company's disclosure controls and procedures are ineffective. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Moreover, current management is dominated by a two individuals, without adequate compensating controls.

Management’s Report on Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information concerning our officers and directors as of February 28, 2018:

Name	Since	Title
Daniel Sobolewski	2015	Interim Chief Executive Officer, Director

Our officers and directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified, or until prior resignation or removal.

ITEM 11. EXECUTIVE COMPENSATION

Our officers and directors do not receive any regular compensation for their services rendered on our behalf. No officer or director is required to make any specific amount or percentage of his business time available to us.

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our directors, nor do we pay director's expenses in attending board meetings.

EMPLOYMENT AGREEMENTS

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information as of December 31, 2018 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

		Amount of
Title of	Name, Title and Address of	Beneficial
Class	Beneficial Owner of Shares	Ownership

Daniel Sobolewski	Director, Interim Chief Executive Officer and 20% Owner	50,000,000

All officers and directors as a group (one person) 50,000,000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our officer(s) and director(s) are not "independent" as such term is defined by a national securities exchange or an inter-dealer quotation system. Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

The financial statements are attached immediately after the signature page of this Annual Report on Form 10-K.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

South Beach Spirits, Inc.

Date: January 10, 2019	By:	/s/ Daniel Sobolewski
	Name:	Daniel Sobolewski
	Title:	Chief Executive Officer

South Beach Spirits,Inc.

F-1

South Beach Spirits,Inc.

fka CME Realty Inc.

Balance Sheets

	February 28, 2018	February 28, 2017
ASSETS
Current Assets
Cash	$–	$–
V Georgio Enterprises	350,000	350,000
Total Current Assets	$350,000	$350,000
TOTAL ASSETS	$350,000	$350,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$–	$116,047
Amount due to related party	150,000	150,000
Total Current Liabilities	$150,000	$266,047
TOTAL LIABILITIES	$150,000	$266,047

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 Par Value Authorized Common Stock 3,000,000,000 shares at $0.001 issued and outstanding 1,062,650,079 Common Shares at February 28, 2018 and 106,099,580 at February 28, 2017	1,062,650	106,100
Additional Paid In Capital	1,521,422	2,309,409
Accumulated Deficit	(2,384,072)	(2,331,556)
SUBTOTAL	200,000	83,953
Treasury Stock
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$200,000	$83,953

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$350,000	$350,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

South Beach Spirits, Inc.

fka CME Realty Inc.

Statements of Operations

	For the Year ended February 28,
	2018	2017
REVENUE
Revenues	$118,750	$–
Total Revenues	$118,750	$–

Cost of Goods Sold	$103,560	$–
Gross Profit	$15,190	$–

EXPENSES
General and Administrative expense	$54,753	$11,270
Professional fees	12,953	43,580
Total Expenses	$67,706	$54,850

INCOME/LOSS FROM OPERATIONS	$(52,516)	$(54,850)

Provision for income taxes	$–	$–

NET INCOME/LOSS	$(52,516)	$(54,850)

Basic and diluted loss per common share
	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	584,374,830	76,195,790

The auditors’ report and accompanying notes are an integral part of these financial statements.

South Beach Spirits, Inc.

fka CME Realty Inc.

Statements of Cash Flows

	For the Year Ended
	February 28, 2018	February 28, 2017
OPERATING ACTIVITIES
Net Loss	$(52,516)	$(54,850)
Adjustments to reconcile Net Loss to net cash used in operations:
Changes in operating assets and liabilities
Account payable and accrued expenses	(116,047)	–
Net cash used in operating activities	$(168,563)	$(54,850)

FINANCING ACTIVITIES
Proceeds from Issuance of Common Stock	168,563	54,850
Payment on note payable to seller of V Georgio assets	–	–
Proceeds from NP-related	–	–
Repayment to NP-related	–	–
Proceeds from NP	–	–
Repayment to NP	–	–
Repayment to convertible note holders	–	–
Net cash provided by financing activities	$168,563	$54,850

Net increase(decrease) in cash for period	–	–
Cash at beginning of period	–	–
Cash at end of period	$–	$–

Supplemental Cash Flow Information and noncash Financing Activities:
Cash Paid For:
Shares Issued for Payment of Accounts Payable and accrued liabilities	168,563	109,557
Shares Issued for Repayment of LP - non-related parties	–	114,583
Shares Issued for Repayment Loans payable - related parties	–	101,637
Shares Issued for Repayment of Convertible prom notes (net of unamortized discount of $0)	–	131,312
Shares Issued for Payment of Derivative liabilities	–	101,364
Cancellation of Note Payable due to seller of V Georgio	–	606,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

South Beach Spirits, Inc.

fka CME Realty Inc.

Statements of Stockholders' Equity (Deficit) from Inception (August 10, 2012) to February 29, 2018

	Common Stock		Additional Paid-In Capital	Deficit accumulated during the development stage	Total
	Number of Shares	Amount
Balance at Inception (August 10, 2012)	0	$–	$–	$–	$–

Founder’s shares issued for cash at $0.0002 per share on February 21, 2013	25,000,000	$25,000	$(20,000)	$–	$5,000

Shares issued for Services at $0.0002 per share on February 21, 2013	25,000,000	$25,000	$(20,000)	$–	$5,000

Net (Loss) from Inception through Feb 28, 2013	–	–	–	$(8,556)	$(8,556)

Balance, February 28, 2013	50,000,000	$50,000	$(40,000)	$(8,556)	$1,444

Shares issued for cash at $0.002 per share on January 14, 2014	20,000,000	$20,000	$20,000	–	$40,000

Net (Loss) for year ended February 28, 2014	–	–	–	$(51,651)	$(51,651)

Balance, February 28, 2014	70,000,000	$70,000	$(20,000)	$(60,207)	$(10,207)

Contributed Capital from release of SH Loan on February 28, 2015 - RESTATED	–	–	$27,202	–	$27,202

Net (Loss) for year ended February 28, 2015	–	–	–	$(22,995)	$(22,995)

Balance, February 28, 2015	70,000,000	$70,000	$7,202	$(83,202)	$(6,000)

Shares issued per Asset agrmt on Sept 18, 2015	1,400,000	$1,400	$1,117,604	–	$1,119,004

Shares returned to treas per separation agrmt Oct 1, 2015	(25,000,000)	$(25,000)	$25,000	–	–

Treas shares returned to former officer per sep agrmt on Oct 1, 2015	(108,000)	$(108)	$108	–	–

Net (Loss) for year ended February 29, 2016	–	–	–	$(2,193,504)	$(2,193,504)

Balance, February 29, 2016	46,292,000	$46,292	$1,149,914	$(2,276,706)	$(1,080,500)

Proceeds from Issuance of Common Stock	5,485,000	$5,485	$109,700	–	115,185

Shares Issued for Payment of Accounts Payable and accrued liabilities	10,955,700	$10,956	$219,120	–	230,076

Shares Issued for Repayment of Loans payable non-related parties	11,458,300	$11,458	$229,160	–	240,618

Shares Issued for Repayment Loans payable - related parties	10,163,700	$10,164	$203,280	–	213,444

Shares issued for Repayment of Convertible promissory notes	13,131,200	$13,131	$262,620	–	275,751

Shares Issued for Payment of Derivative liabilities	8,613,680	$8,614	$135,615	–	144,229

Net (Loss) for year ended February 28, 2017	–	–	–	$(54,850)	$(54,850)

Balance, February 28, 2017	106,099,580	$106,100	$2,309,409	$(2,331,556)	$83,953

Shares Issued for Payment of Accounts Payable and accrued liabilities and operational expenses	956,550,499	$956,550	$(787,987)	–	168,563

Net (Loss) for year ended February 28, 2018	–	–	–	$(52,516)	$(52,516)

Balance, February 28, 2018	1,062,650,079	$1,062,650	$1,521,422	$(2,384,072)	$200,000

The auditors’ report and accompanying notes are an integral part of these financial statements.

SOUTH BEACH SPIRITS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2018 AND FEBRUARY 28, 2017

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

South Beach Spirits, Inc. (the “Company”) was incorporated in the state of Nevada on August 10, 2012 under the name “CME Realty, Inc.” and its year-end is February 28. The Company's initial plan of operations was to engage in providing real estate services for the Las Vegas residential market. The Company was unable to implement this plan of operations for a number of reasons, including without limitation, the inability to raise sufficient capital.

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

On March 17, 2015, the Company implemented a five-for-one split of our common stock in the form of a stock dividend to shareholders on record at the close of business on March 9, 2015. In connection therewith, shareholders as of that date received four additional shares of the Company’s common stock for each share held by them as of the record date. Unless otherwise indicated, all share numbers and per-share numbers in this report have been retroactively adjusted to give effect to the March 2015 stock split.

On April 22, 2015, the Company entered into a letter of intent to acquire all of the capital stock of Rock N' Roll Imports, Inc., a California corporation ("RNR") engaged in alcoholic beverage development, marketing and distribution in exchange for (a) the issuance of 50,000,000 shares of the Company’s common stock and (b) the contemporaneous contribution to the Company’s capital of the CME Shares held by Mr. McLeod. On July 31, 2015, the Company terminated the letter of intent with RNR as a result of the inability to agree upon the terms of definitive transaction documentation.

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

On August 25, 2015, the Company also entered into an employment agreement with Vincent Prince, to serve as its CFO for an initial period of three years with a base salary of $120,000 per annum. The employment agreement contains confidentiality, non-competition and non-solicitation covenants. Contemporaneously therewith, the Company entered into a consulting agreement with LandAmerica Holdings & Investments Group, LLC, and its principal Vincent Prince, for services rendered since March 1, 2015 and prior to the date of the employment agreement, with respect to business development, strategic planning, evaluating business opportunities in the alcoholic beverage industry, assisting management in structuring and potential business development opportunities, and providing such other corporate advisory consulting services as management requested. In consideration for the performance of the services, the Company has agreed to pay the consultant a fee of $175,000 for services completed on the Company’s behalf.

On September 29, 2015, the Company authorized an increase in the number of members of the Company’s Board of Directors to three, and appointed Martin D. Ustin to serve as a member of the Board until the next annual meeting or until his successor is duly elected.

On October 1, 2015, Kenneth McLeod, the Company’s former President returned 25,000,000 shares of “restricted” common stock held by him to the Company for cancellation and sold 25,000,000 shares of “restricted” common stock held by him to Vincent Prince, resulting in an additional “change in control” having taken place. Contemporaneously therewith, Mr. McLeod resigned as CEO and director of the Company, but remains with the Company in a non-managerial position.

On October 19, 2015, the Company was served with a pro se legal action filed by Victor G. Harvey, Sr. and his wholly-owned limited liability company, V Georgio Enterprises, LLC, in Circuit Court, Broward County, Florida, alleging certain breaches of the Company's payment obligations under the Asset Purchase Agreement and related agreements entered into with the Company. The complaint sought, somewhat inconsistently, injunctive relief for damages incurred by the plaintiffs because of such breaches. On December 8, 2015, the Court dismissed the complaint on various grounds, with leave to refile. The Company has been advised that the plaintiffs have refiled an amended complaint (which has not been served) with the Court. South Beach intends to vigorously defend against the allegations of the complaint, as well as counterclaim against the plaintiffs and/or take other action to redress the damage suffered by the Company as a result of the plaintiffs’ breach of the agreements.

On February 16, 2016, the Company applied to the Nevada Secretary of State to increase the number of authorized common shares from 75,000,000 to 250,000,000. On February 24, 2016, the Company filed a Definitive Form 14C with the SEC announcing this increase. No preferred shares have been authorized or issued, and the Company has made no change to the par value.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $150,000 as of February 29, 2018 and a history of losses including net a loss of $62,516 for the year ending February 29, 2018. Losses have resulted in an accumulated deficit of $2,384,072 as of February 29, 2018. From inception through February 29, 2017, the Company has had no revenue producing operations and has not commenced its business plan. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION

The financial statements present the balance sheets, statements of operations, stockholders' deficit and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalent. At February 29, 2018 and February 28, 2017, the Company had $0 and $0, respectively, in cash.

ADVERTISING

Advertising costs are expensed as incurred. During the years ended February 29, 2018 and February 28, 2017, no advertising costs were incurred.

PROPERTY

The Company does not own any property. In May 2015, the Company entered into a rental agreement with a related party for office space at $500 per month. This agreement was cancelled in favor of a new lease agreement entered into in November 2015, also with a related party. As of February 29, 2018, the Company had paid a total of $6,000 in rental expense.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

REVENUE AND COST RECOGNITION

The Company recognizes revenues at the later of (a) the time of sale or (b) when title passes to the buyers, all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

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

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Diluted loss excludes all dilutive potential shares if their effect is anti-dilutive. During the years ended February 29, 2018 and February 28, 2017, outstanding convertible notes and warrants were excluded as their effect would have been anti-dilutive.

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

NOTE 4 - RELATED PARTY

On February 28, 2014 the Company recorded a debt to the former majority shareholder of CME Realty, Inc., Carlos Espinoza, related to the acquisition of CME realty, Inc. and a change of ownership control. The debt totaled $6,060. The debt was increased to $27,202 through borrowings of $22,150 and repayments of $1,008 during the year ended February 28, 2015 and was fully forgiven during the year and accounted for as a capital transaction.

On March 1, 2015, the Company approved compensation to the (former) President at $1,250 per week for services performed. On October 1, 2015, Mr. McLeod resigned as CEO and director of the Company, but remains with the Company in a non-managerial position. For the years ended February 29, 2016 and February 28, 2015, the Company has paid $54,350 and $0, respectively.

Pursuant to the Asset Purchase Agreement with Victor G. Harvey, Sr. and V Georgio Enterprises, the Company issued 1,400,000 common shares valued at $447,860 and a $1,000,000 note payable that bears no interest and matures May 21, 2016. The Company has paid $90,000 towards the note and had an amount due to seller of $910,000 as of February 29, 2016. In connection with this transaction, the Company recorded an intangible asset in the amount of $1,447,860 during the year ended February 29, 2016.

The note to Victor G. Harvey, Sr. was renegotiated and settled for $350,000 in cash and stock and the value of the intangible asset was reduced to $350,000.

The Company has accrued $175,000 payable to LandAmerica Holdings & Investments Group, LLC, an affiliate of Vincent Prince, for business development consulting services performed between March 1, 2015 through August 31, 2015. The accrual of $175,000 was converted to a note payable during the year ended February 29, 2016 which bears no interest and matured September 24, 2015. The Company repaid $25,000 towards this note during the year ended February 29, 2016 and at February 28, 2018 and February 28, 2017, the outstanding balance under the loan was $150,000 and $150.000, respectively.

During the year ended February 29, 2016, a shareholder loaned the Company $49,400 and paid expenses on behalf of the Company in the amount of $52,381 which was converted from payables to a note payable during fiscal 2016. These loans are not secured, are due on demand, and carry no interest. At February 28, 2018 and February 28, 2017, the outstanding balance under this note was $0 and $0, respectively.

In May 2015, the Company entered into a rental agreement with a related party for office space at $500 per month. This agreement was cancelled in favor of a new lease agreement entered into in November 2015, also with a related party. As of February 28, 2018, the Company had paid a total of $6,000 in rental expense.

NOTE 5 - CAPITAL STOCK

The Company is authorized to issue an aggregate of 3,000,000,000 common shares with a par value of $0.001 per share and 500,000 shares of Class A Preferred stock. At February 28, 2018 and February 28, 2017, 1,062,650,079 and 106,099,580 common shares were issued and outstanding, respectively and 500,000 shares Class A preferred stock has been issued and outstanding.

On September 18, 2015, the company issued 1,400,000 “restricted" shares of common stock valued at $447,860 to Victor Harvey Sr. pursuant to the August 25, 2015 Asset Purchase Agreement.

On October 1, 2015, a former officer returned 25,000,000 shares of “restricted” common stock held by him to the Company and sold 25,000,000 shares of “restricted” common stock held by him to Vincent Prince, resulting in an additional “change in control” having taken place; 108,000 shares were returned to him pursuant to his separation agreement.

NOTE 6 - LOANS PAYABLE

During the year ended February 29, 2016, a non-related party loaned and/or paid expenses on behalf of the Company in the amount of $114,583. The Company repaid $1,000 during the year. These loans are not secured, are due on demand, and carry no interest. As of February 28, 2018 and February 28, 2017, the outstanding balance owed under this loan was $0 and $0 respectively.

On October 29, 2015, the Company entered into a 10% Convertible Promissory Note with Typenex Co-Investment, LLC, up to $170,000 in three tranches, which includes a 10% OID and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. The conversion price per share shall be $0.40. If Market Cap falls below $10 million, the conversion price shall equal to the lower of $0.40 and the market price as of date of conversion. On October 29, 2015, the Company had received proceeds of $46,250 under this note, net of original issue discounts and financing costs of $13,750 which were recognized as a discount to the note. After a series on stock conversions, at February 28, 2018, the outstanding principal balance under this note was $22,789.

On November 3, 2015, the Company entered into a 10% Convertible Promissory Note with Iconic Holdings, LLC for up to $110,000 to be repaid or converted into the Company's Common Stock. This note includes a 10% other financing expense and reimbursement of expenses incurred for due diligence and legal fees related to the transaction. The conversion price per share shall be lower of $0.05 or 50% of the lowest trading price during the 25 consecutive trading days prior to the date of notice of conversion. On November 3, 2015, the Company received proceeds of $23,125 under this note, net of an original issue discount of $2,500 and expense reimbursement of $1,875 which were recognized as a discount to the note. After a series on stock conversions, at February 28, 2018, the outstanding principal balance under this note was $27,000.

On November 27, 2015, the Company entered into a Securities Purchase Agreement and an 8% Convertible Redeemable Note with Adar Bays, LLC. The Security Purchase Agreement calls for the issuance of a Convertible Redeemable Notes in the amount of $35,000 at 8% interest per annum, and include $2,000 in loan expenses. On December 3, 2015, the note was issued and the Company received proceeds of $33,000, net of an original issue discount of $2,000 which was recognized as a discount to the note. The note has a maturity date of November 27, 2016. The holder of the note is entitled, any time after 6 months, to convert the face amount of the note to the Company’s common stock at a conversion price equal to 50% of the lowest trading price as reported on National Quotation Bureau OTCQB, or any exchange on which the shares may be traded in the future, for the 25 prior trading days leading up to and including the date of the Notice of Conversion. In no event shall the holder be allowed to effect a conversion if the total number of shares held by the holder exceeds 9.9% of the outstanding common shares of the Company. After a series on stock conversions, at February 28, 2018, the outstanding principal balance under this note was $35,000.

On December 16, 2015, the Company entered into a Securities Purchase Agreement and a 10% Convertible Redeemable Note with EMA Financial, LLC. The Security Purchase Agreement calls for the issuance of a Note in the amount of $40,000 at 10% interest per annum, including loan expenses of $5,500. On December 31, 2015, the note was issued and the Company received proceeds of $34,500, net of an original issue discount of $5,500 which was recognized as a discount to the note. The note has a maturity date of December 16, 2016. The Holder shall have the right, as of March 16, 2016, to convert any or all of the outstanding amount due under this Note into fully paid and non-assessable shares of common stock, at the conversion price determined by the lower of: a) the closing sale price on the principal market on the trading day immediately preceding the closing date, and b) 55.% of the lowest sale price during the 25 consecutive trading days immediately preceding the conversion date, unless the Company’s share price at any time loses the bid (ex: 0.0001 on the ask with zero market makers on the bid on level 2). In that case, the conversion price may be reduced to a fixed conversion price of $0.00001 (if lower than the conversion price otherwise), and provided that the conversion price shall be the sale price of such security on the principal securities exchange or trading market or, if no sale price is available, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets”. If such sale price cannot be calculated for such security on such date in the manner provided above, such price shall be the fair market value as mutually determined by the Borrower and the Holder. If the borrower’s common stock is not trading, for any reason, or if the closing sale price at any time falls below $0.91, then such 55% figure specified above shall be reduced to 40%, and additional conditions apply. In no event shall the holder be entitled to convert shares owned by the holder it and its affiliates which would result in more than 4.9% of the outstanding common shares of the Company. After a series on stock conversions, at February 28, 2018, the outstanding principal balance under this note was $36,500.

On February 16, 2016, the Company entered into a Securities Purchase Agreement and a 10% Convertible Redeemable Note with APG Capital Holdings, LLC. The Security Purchase Agreement calls for the issuance of two Convertible Redeemable Notes in the amount of $38,500 each, at 10% interest per annum with a 10% OID. On February 18, 2016, the first of these notes was issued and the Company received proceeds of $33,000, net of an original issue discount of $5,500 which was recognized as a discount to the note. The note has a maturity date of February 16, 2017. The agreement provides for the conversion of the note into common stock equal to 55% of the lowest trading price of the Company’s common stock for the last 25 trading days prior to conversion. On February 16, 2016, the Company authorized the transfer agent to reserve 9,333,000 common shares per the agreement. The Company has agreed to maintain a reserve of four times the discount amount of the note at all times. The back end note will be issued with a three times reserve when funded. After a series on stock conversions, at February 28, 2018, the outstanding principal balance under this note was $0.

NOTE 7 - INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The components of the Company's deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of 2018 is as follows:

	February 29, 2018	February 28, 2017

Net operating Loss Carry Forward	$853,010	$823,489
Effective Tax Rate	34%	34%
Deferred Tax Assets	290,023	279,986
Less: Valuation Allowance	(290,023)	(279,986)
Net deferred tax asset	$–	$–

The net federal operating loss carry forward will expire in 2036. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

